Form 10-Q
period 2024-09-30
SilverBox Corp IV
filed 2024-11-12
CIK 2015947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2024

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

As of November 11, 2024, there were 20,455,000 Class A ordinary shares, $0.0001 par value and 5,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SILVERBOX CORP IV

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheet as of September 30, 2024 (Unaudited)	1
Condensed Statements of Operations for the Three Months Ended September 30, 2024 and for the Period from April 16, 2024 (Inception) Through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2024 and for the Period from April 16, 2024 (Inception) Through September 30, 2024 (Unaudited)	3
Condensed Statement of Cash Flows for the Period from April 16, 2024 (Inception) Through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	21
Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23
Part III. Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SILVERBOX CORP IV

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2024

(UNAUDITED)

Assets
Current assets
Cash	$952,134
Short-term prepaid insurance	104,890
Prepaid expenses	22,233
Total current assets	1,079,257
Long-term prepaid insurance	91,196
Investments held in Trust Account	202,266,313
Total Assets	$203,436,766
Liabilities and Shareholders' Deficit
Current liabilities
Accrued expenses	$67,301
Accrued offering costs	85,000
Total current liabilities	152,301
Deferred legal fees	357,915
Deferred underwriting fee	10,300,000
Total Liabilities	10,810,216
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value of $10.11 per share	202,266,313
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 455,000 shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	46
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(9,640,309)
Total Shareholders’ Deficit	(9,639,763)
Total Liabilities and Shareholders’ Deficit	$203,436,766

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period from
	For the	April 16, 2024
	Three Months	(Inception)
	Ended	Through
	September 30, 2024	September 30, 2024
General and administrative expenses	$190,669	$214,329
Loss from operations	(190,669)	(214,329)
Other income:
Change in fair value of over-allotment option liability	306,504	306,504
Interest earned on investments held in Trust Account	1,266,313	1,266,313
Total other income, net	1,572,817	1,572,817
Net income	$1,382,148	$1,358,488

Basic and diluted weighted average shares outstanding, Class A ordinary shares	9,440,769	5,144,371
Basic and diluted net income per share, Class A ordinary shares	$0.10	$0.13

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,000,000	4,940,120
Basic and diluted net income per share, Class B ordinary shares	$0.10	$0.13

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP IV

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND FOR THE PERIOD FROM APRIL 16, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – April 16, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(23,660)	(23,660)
Balance – June 30, 2024	—	—	5,750,000	575	24,425	(23,660)	1,340
Sale of 455,000 private placement units	455,000	46	—	—	4,549,954	—	4,550,000
Fair value of public warrants at issuance	—	—	—	—	286,667	—	286,667
Allocated value of transaction costs to Class A shares	—	—	—	—	(64,515)	—	(64,515)
Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(4,796,606)	(10,998,797)	(15,795,403)
Net income	—	—	—	—	—	1,382,148	1,382,148
Balance – September 30, 2024	455,000	$46	5,000,000	$500	$—	$(9,640,309)	$(9,639,763)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP IV

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM APRIL 16, 2024 (INCEPTION) THROUGH SEPTEMBER 30, 2024

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$1,358,488
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	15,524
Interest earned on investments held in Trust Account	(1,266,313)
Change in fair value of over-allotment option liability	(306,504)
Changes in operating assets and liabilities:
Prepaid expenses	(22,233)
Prepaid insurance	(196,086)
Deferred legal fees	35,738
Accrued expenses	67,301
Net cash used in operating activities	(314,085)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(201,000,000)
Net cash used in investing activities	(201,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	198,300,000
Proceeds from sale of private placement Units	4,550,000
Underwriters' reimbursement	170,000
Proceeds from promissory note - related party	124,239
Repayment of promissory note - related party	(124,239)
Payment of offering costs	(753,781)
Net cash provided by financing activities	202,266,219
Net Change in Cash	952,134
Cash – Beginning of period	—
Cash – End of period	$952,134
Noncash investing and financing activities:
Offering costs included in accrued offering costs	$85,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$9,476
Deferred underwriting fee payable	$10,300,000
Deferred legal fee payable	$322,177
Forfeiture of Founder Shares	$75

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not commenced any operations. All activity for the period from April 16, 2024 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $13,000,434, consisting of $1,700,000 of cash underwriting fee, $10,300,000 of deferred underwriting fee, $170,000 of expense reimbursement from the underwriters, and $1,170,434 of other offering costs.

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

Following the closing of the Initial Public Offering, on August 19, 2024, an amount of $201,000,000 ($10.05 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Units was placed in a Trust Account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company as described below, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of (1) the Company’s completion of an initial Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not consummate the initial Business Combination within the Completion Window from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the Company’s Public Shares if the Company has not completed an initial Business Combination within the Completion Window, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the Company’s public shareholders.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

The Company will provide its public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or vote against, the initial Business Combination, all or a portion of their Public Shares upon the completion of the initial Business Combination either (1) in connection with a shareholders’ meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. The shareholders will be entitled to redeem all or a portion of the Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest, divided by the number of the outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.05 per Public Share.

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

The Sponsor, directors and officers will enter into a letter agreement with the Company, pursuant to which they will agree to (1) waive their redemption rights with respect to any Founder Shares (as defined in Note 4) and any Public Shares held by them in connection with the completion of the initial Business Combination; (2) waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not consummate its initial Business Combination within the Combination Window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; (3) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete its initial Business Combination within the Combination Window (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial business combination within the completion window) and (4) vote their Founder Shares and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934 would not be voted in favor of approving the Business Combination transaction).

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

The Sponsor will agree that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below (1) $10.05 per Public Share or (2) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.05 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act (as defined in Note 2). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity and Capital Resources

As of September 30, 2024, the Company had $952,134 in cash and a working capital of $926,956. In connection with the Company's assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” and through the consummation of the Initial Public Offering, as of September 30, 2024, the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these condensed financial statements. The Company cannot assure that its plans to consummate an Initial Business Combination will be successful.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 16, 2024, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 23, 2024. The interim results for the period from April 16, 2024 (inception) through September 30, 2024, are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $952,134 in cash and no cash equivalents as of September 30, 2024.

Investments Held in Trust Account

As of September 30, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company’s investments are presented at fair value on the condensed balance sheet. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the condensed statements of operations. As of September 30, 2024, the Company did not withdraw any interest earned on the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheet, primarily due to its short-term nature.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the option was not exercised at the Initial Public Offering. However, the underwriters have elected not to exercise the over-allotment option and the option expired, effective September 30, 2024, and the over-allotment option liability was derecognized in the condensed statements of operations.

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ equity (deficit) as Public and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes’’ (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheet. As of September 30, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to public warrants	(286,667)
Proceeds allocated to the over-allotment option	(306,504)
Class A ordinary shares issuance costs	(12,935,919)
Plus:
Accretion of carrying value to redemption value	15,795,403
Class A ordinary shares subject to possible redemption, September 30, 2024	$202,266,313

Warrant Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at its assigned fair value.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the net income of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 6,818,333 Class A ordinary shares in the aggregate. For the three months ended September 30, 2024 and for the period from April 16, 2024 (inception) through September 30, 2024, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

			For the Period from April
	For the Three Months		16, 2024 (Inception)
	Ended September 30,		Through September 30,
	2024		2024
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$903,590	$478,558	$693,001	$665,487
Denominator:
Basic and diluted weighted average ordinary shares outstanding	9,440,769	5,000,000	5,144,371	4,940,120
Basic and diluted net income per ordinary share	$0.10	$0.10	$0.13	$0.13

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on April 12, 2023. The adoption of ASU 2016-13 did not have a material impact on its unaudited condensed financial statements.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of April 16, 2024 (inception). There was no effect to the Company’s presented condensed financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Public Warrants

Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable 30 days after the completion of the initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors (including consideration of the market price) and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day following the effective date of the registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

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

Twelve institutional investors (none of which are affiliated with any member of the Company’s management, the Sponsor or any other investor) (the “Sponsor Non-Managing Members”) purchased, indirectly through the purchase of sponsor non-managing membership interests, an aggregate of 350,000 of the 455,000 Private Placement Units at a price of $10.00 per Unit ($3,500,000 in the aggregate) in the private placement that closed simultaneously with the closing of the Initial Public Offering.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Founder Shares

On April 18, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.007 per share, to cover certain of the Company’s expenses, for which the Company issued 3,450,000 founder shares (the “Founder Shares”) to the Sponsor. In May 2024, the Company effected a share split for which an additional 2,300,000 Class B ordinary shares were issued and the Sponsor now holds 5,750,000 founder shares. All share and per share data is retrospectively presented. Up to 750,000 of the Founder Shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. As of September 30, 2024, the underwriters have elected not to exercise the over-allotment option and the option expired, and the 750,000 Founder Shares were cancelled, resulting in the Sponsor holding an aggregate of 5,000,000 Founder Shares.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on August 15, 2024, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $15,000 per month for office space, secretarial, administrative and shared personnel support services. As of September 30, 2024, there were $22,500 incurred and accrued under the Administrative Support Agreement.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per units. The units and the underlying securities would be identical to the Private Placement Units. As of September 30, 2024, there were no amounts outstanding under the Working Capital Loans.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

NOTE 5. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Underwriting Agreement

The Company granted the underwriters a 45- day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Offering price less the underwriting discounts and commissions. The over-allotment option remains open since the close of the Initial Public Offering. As of September 30, 2024, the underwriters have elected not to exercise the over-allotment option and the option expired.

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

SilverBox Securities LLC, an affiliate of the Sponsor (“SilverBox Securities”), acted as an independent financial advisor in connection with the Initial Public Offering. For financial advisory services provided by SilverBox Securities, the Company paid SilverBox Securities a fee in an amount equal to $170,000, which was reimbursed by the underwriters to the Company. In addition, SilverBox Securities is entitled to $2,030,000, which will be paid to SilverBox Securities upon the closing of the initial business combination.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Deferred Legal Fees

As of September 30, 2024, the Company had a total of $357,915 of deferred legal fees, of which $322,178 is related to the Initial Public Offering, to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is classified as a non-current liability in the accompanying condensed balance sheet as of September 30, 2024.

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2024, there are 455,000 Class A ordinary shares issued and outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2024, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

Prior to the consummation of the initial Business Combination, only holders of Class B ordinary shares will have the right to vote on the appointment or removal of directors. Holders of the Class A ordinary shares will not be entitled to vote on the appointment or removal of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended if approved by a majority of at least 90% of its ordinary shares voting at a shareholders’ meeting.

The Class B ordinary shares will automatically convert into Class A ordinary shares upon the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A ordinary shares outstanding after such conversion, including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

NOTE 7. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

At September 30, 2024, assets held in the Trust Account were comprised of $927 in cash and $202,265,386 in U.S. Treasury bills. During the period from April 16, 2024 (inception) through September 30, 2024, the Company did not withdraw any interest income from the Trust Account.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value at September 30, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
	Level	2024
Assets:
Investments held in Trust Account	1	$202,265,386
Equity:
Fair value of public warrants for Class A ordinary shares subject to possible redemption allocation	3	$286,667

The fair value of Public Warrants was determined using a Monte Carlo model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

August 19,
2024
Underlying stock price	$9.98
Exercise price	$11.50
Term (years)	6.51
Risk-free rate	3.77%
Volatility	9.0%
Market probability risk factor	3.0%

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 16, 2024 (inception) through September 30, 2024 were organizational activities and those activities necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had a net income $1,382,148, which consisted of change in fair value of over-allotment option liability of $306,504 and interest earned on investments held in Trust Account of $1,266,313, offset by general and administrative costs of $190,669.

For the period from April 16, 2024 (inception) through September 30, 2024, we had a net income $1,358,488, which consisted of change in fair value of over-allotment option liability of $306,504 and interest earned on investments held in Trust Account of $1,266,313, offset by general and administrative costs of $214,329.

Liquidity and Capital Resources

On August 19, 2024, we consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Units. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 455,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $4,550,000.

For the period from April 16, 2024 (inception) through September 30, 2024, cash used in operating activities was $314,085. Net income of $1,358,488 was affected by interest earned on investments held in the Trust Account of $1,266,313, formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $15,524 and change in fair value of over-allotment option liability of $306,504. Changes in operating assets and liabilities used $115,280 of cash for operating activities.

As of September 30, 2024, we had investments held in the Trust Account of $202,266,313 (including approximately $1,266,313 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2024, we had cash of $952,134. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies and Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting estimates but have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2024, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

Warrant Instruments

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at its assigned fair value. Fair value of public warrants at issuance amounted to $286,667.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2024.

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

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1

Underwriting Agreement, dated August 15 2024, between the Company and Santander US Capital Markets USA LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 on the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2024).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 on the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2024).
4.1

Public Warrant Agreement, dated August 15, 2024, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 on the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2024).

4.2

Private Warrant Agreement, dated August 15, 2024, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.2 on the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2024).

10.1

Private Placement Units Purchase Agreement, dated August 15, 2024, between the Company and SilverBox Corp IV (incorporated by reference to Exhibit 10.1 on the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2024).

10.2

Investment Management Trust Account Agreement, dated August 15, 2024, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 on the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2024).

10.3

Registration Rights Agreement, dated August 15, 2024, among the Company, the Sponsor and the other Holders (as defined therein) signatory thereto (incorporated by reference to Exhibit 10.3 on the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2024).

10.4

Letter Agreement, dated August 15, 2024, among the Company, the Sponsor, certain investors in the Sponsor and each of the initial shareholders, directors and officers of the Company (incorporated by reference to Exhibit 10.4 on the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2024).

10.5

Administrative Services Agreement, dated August 15, 2024, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 on the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2024).

10.6

Form of Indemnification Agreement between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 on the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2024).

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

SILVERBOX CORP IV

Date: November 12, 2024	By:	/s/ Stephen Kadenacy
	Name:	Stephen Kadenacy
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Daniel E. Esters
	Name:	Daniel E. Esters
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)