Form 10-Q
period 2025-06-30
SilverBox Corp IV
filed 2025-08-12
CIK 2015947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42214

SILVERBOX CORP IV

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8701 Bee Cave Road East Building, Suite 310 Austin, TX	78746
(Address of principal executive offices)	(Zip Code)

(512) 575-3637

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	SBXDU	New York Stock Exchange
Class A ordinary shares , par value $0.0001 per share	SBXD	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	SBXD WS	New York Stock Exchange

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

As of August 12, 2025, there were 20,455,000 Class A ordinary shares, $0.0001 par value and 5,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SILVERBOX CORP IV

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2025 and for the Period from April 16, 2024 (Inception) Through June 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2025 and for the Period from April 16, 2024 (Inception) Through June 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2025 and for the Period from April 16, 2024 (Inception) Through June 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II. Other Information
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3. Defaults Upon Senior Securities	23
Item 4. Mine Safety Disclosures	23
Item 5. Other Information	23
Item 6. Exhibits	24
Part III. Signatures	25

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SILVERBOX CORP IV

CONDENSED BALANCE SHEETS

	June 30,
	2025	December 31,
	(Unaudited)	2024
Assets
Current assets
Cash	$279,366	$819,362
Short-term prepaid insurance	104,890	104,890
Prepaid expenses	119,973	12,902
Total current assets	504,229	937,154
Long-term prepaid insurance	12,529	64,974
Investments held in Trust Account	208,952,965	204,654,638
Total Assets	$209,469,723	$205,656,766
Liabilities and Shareholders’ Deficit
Current liabilities
Accrued expenses	$49,445	$40,355
Accrued offering costs	—	85,000
Total current liabilities	49,445	125,355
Deferred legal fees	975,661	480,178
Deferred underwriting fee	10,300,000	10,300,000
Total Liabilities	11,325,106	10,905,533
Commitments and Contingencies (see Note 5)
Class A ordinary shares subject to possible redemption; 20,000,000 shares at redemption value of $10.45 and $10.23 per share as of June 30, 2025 and December 31, 2024, respectively	208,952,965	204,654,638
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 455,000 issued and outstanding (excluding 20,000,000 subject to possible redemption) as of June 30, 2025 and December 31, 2024	46	46
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	500	500
Additional paid-in capital	—	—
Accumulated deficit	(10,808,894)	(9,903,951)
Total Shareholders’ Deficit	(10,808,348)	(9,903,405)
Total Liabilities and Shareholders’ Deficit	$209,469,723	$205,656,766

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Period from
	For the	For the	April 16, 2024
	Three Months	Six Months	(Inception)
	Ended	Ended	Through
	June 30, 2025	June 30, 2025	June 30, 2024
General and administrative expenses	$720,310	$904,943	$23,660
Loss from operations	(720,310)	(904,943)	(23,660)
Other income:
Interest earned on marketable securities held in Trust Account	2,182,900	4,298,327	—
Total other income, net	2,182,900	4,298,327	—
Net income (loss)	$1,462,590	$3,393,384	$(23,660)

Basic and Diluted weighted average shares outstanding, redeemable and non-redeemable Class A ordinary shares	20,455,000	20,455,000	—
Basic and Diluted net income per share, redeemable and non-redeemable Class A ordinary shares	$0.06	$0.13	$—

Basic and Diluted weighted average shares outstanding, Class B ordinary shares	5,000,000	5,000,000	5,000,000
Basic and Diluted net income (loss) per share, Class B ordinary shares	$0.06	$0.13	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP IV

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	455,000	$46	5,000,000	$500	$—	$(9,903,951)	$(9,903,405)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,115,427)	(2,115,427)
Net income	—	—	—	—	—	1,930,794	1,930,794
Balance – March 31, 2025	455,000	46	5,000,000	500	—	(10,088,584)	(10,088,038)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,182,900)	(2,182,900)
Net income	—	—	—	—	—	1,462,590	1,462,590
Balance – June 30, 2025	455,000	$46	5,000,000	$500	$—	$(10,808,894)	$(10,808,348)

FOR THE PERIOD FROM APRIL 16, 2024 (INCEPTION) THROUGH JUNE 30, 2024

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – April 16, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(23,660)	(23,660)
Balance – June 30, 2024	—	$—	5,750,000	$575	$24,425	$(23,660)	$1,340
(1)	As of June 30, 2024, included up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (Note 4). The underwriters elected not to exercise the over-allotment option and the option expired, effective September 30, 2024.

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP IV

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For The Period from
	For The	April 16, 2024
	Six Months	(Inception)
	Ended	To
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$3,393,384	$(23,660)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	15,523
Interest earned on marketable securities held in Trust Account	(4,298,327)	—
Changes in operating assets and liabilities:
Prepaid expenses	(107,071)	—
Prepaid insurance	52,445	—
Deferred legal fees	495,483	—
Accounts payable and accrued expenses	9,090	—
Net cash used in operating activities	(454,996)	(8,137)
Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	109,239
Payments of deferred offering costs	(85,000)	(95,187)
Net cash (used in) provided by financing activities	(85,000)	14,052
Net Change in Cash	(539,996)	5,915
Cash – Beginning of period	819,362	—
Cash – End of period	$279,366	$5,915
Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$246,085
Payment of deferred offering costs by sponsor in exchange for issuance of Class B ordinary shares	$—	$9,477

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from April 16, 2024 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2025, the Company had $279,366 in cash and working capital of $454,784.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 13, 2025. The interim results for the three and six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $279,366 and $819,362 in cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

Investments Held in Trust Account

As of June 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company’s investments are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the condensed statements of operations. As of June 30, 2025 and December 31, 2024, the Company did not withdraw any interest earned on the Trust Account.

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

JUNE 30, 2025

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

JUNE 30, 2025

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to public warrants	(286,667)
Proceeds allocated to the over-allotment option	(306,504)
Class A ordinary shares issuance costs	(12,935,919)
Plus:
Accretion of carrying value to redemption value	18,183,728
Class A ordinary shares subject to possible redemption, December 31, 2024	204,654,638
Plus:
Accretion of carrying value to redemption value	2,115,427
Class A ordinary shares subject to possible redemption, March 31, 2025	206,770,065
Plus:
Accretion of carrying value to redemption value	2,182,900
Class A ordinary shares subject to possible redemption, June 30, 2025	$208,952,965

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the net income (loss) of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 6,818,333 Class A ordinary shares in the aggregate. For the three and six months ended June 30, 2025, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

					For the Period from April 16,
	For the Three Months Ended		For the Six Months Ended		2024 (Inception) through
	June 30,		June 30,		June 30,
	2025		2025		2024
	Redeemable and		Redeemable and		Redeemable and
	non-redeemable	Non- Redeemable	non-redeemable	Non- Redeemable	non-redeemable	Non- Redeemable
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,175,301	$287,289	$2,726,838	$666,546	$—	$(23,660)
Denominator:
Basic and diluted weighted average shares outstanding	20,455,000	5,000,000	20,455,000	5,000,000	—	5,000,000
Basic and diluted net income (loss) per ordinary share	$0.06	$0.06	$0.13	$0.13	$—	$(0.00)

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement, commencing on August 15, 2024, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $15,000 per month for office space, secretarial, administrative and shared personnel support services. For the three and six months ended June 30, 2025, the Company incurred fees of $45,000 and $90,000, respectively, for these services, of which $75,000 was paid and $15,000 is included in accrued expenses on the unaudited condensed balance sheets at June 30, 2025. For the three months ended June 30, 2024 and for the period from April 16, 2024 (inception) through June 30, 2024, the Company did not incur any fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per units. The units and the underlying securities would be identical to the Private Placement Units. As of June 30, 2025 and December 31, 2024, there were no amounts outstanding under the Working Capital Loans.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

Deferred Legal Fees

As of June 30, 2025 and December 31, 2024, the Company had a total of $975,661 and $480,178, respectively, of deferred legal fees, of which $322,178 is related to the Initial Public Offering, to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is classified as a non-current liability in the accompanying condensed balance sheets as of June 30, 2025 and December 31, 2024.

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2025 and December 31, 2024, there are 455,000 Class A ordinary shares issued and outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

At June 30, 2025, assets held in the Trust Account were comprised of $540 in cash and $208,952,425 in U.S. Treasury bills. At December 31, 2024, assets held in the Trust Account were comprised of $634 in cash and $204,654,004 in U.S. Treasury bills.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

During the period from April 16, 2024 (inception) through June 30, 2025, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2025	2024
Assets:
Investments held in Trust Account	1	$208,952,425	$204,654,004

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income (loss) that also is reported on the condensed statements of operations as net income (loss). The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, included in net income (loss) and total assets, which include the following:

			For the Period from
			April 16, 2024
	For the Three Months Ended	For the Six Months Ended	(Inception)
	June 30, 2025	June 30, 2025	June 30, 2024
General and administrative expenses	$720,310	$904,943	$23,660
Interest earned on investments held in Trust Account	$2,182,900	$4,298,327	$—

	As of June 30,	As of December 31,
	2025	2024
Cash	$279,366	$819,362
Investments held in Trust Account	$208,952,965	$204,654,638

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(Unaudited)

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than as described below that would have required adjustment or disclosure in the unaudited condensed financial statements.

On August 6, 2025, the Company, Parataxis Holdings Inc., a Delaware corporation (“Pubco”), PTX Merger Sub I Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), PTX Merger Sub II LLC, a Delaware limited liability company and a wholly-owned subsidiary of Pubco (“Parataxis Merger Sub”), Parataxis Holdings LLC, a Delaware limited liability company (“Parataxis”), the Sponsor, solely for certain limited purposes as representative of the Company shareholders, and Edward Chin, solely for certain limited purposes as representative of the members of Parataxis, entered into a business combination agreement (the “Business Combination Agreement”).

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, (a) SPAC Merger Sub will merge with and into the Company, with the Company continuing as the surviving company (the “SPAC Merger”), and with each Company shareholder receiving one share of Pubco Class A common stock (“Pubco Class A Stock”) for each SPAC Class A Ordinary Share held by such shareholder in accordance with the terms of the Business Combination Agreement and (b) Parataxis Merger Sub will merge with and into Parataxis, with Parataxis continuing as the surviving entity (the “Parataxis Merger””, and together with the SPAC Merger, the “Mergers”), and with members of Parataxis receiving shares of Pubco Class A Stock (other than certain members of Parataxis who will receive shares of Pubco Class C common stock) in exchange for their units in Parataxis in accordance with the terms of the Business Combination Agreement. As a result of the Mergers, SPAC and Parataxis will become wholly owned subsidiaries of Pubco, and Pubco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable law. Prior to the SPAC Merger, the Company will de-register from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation.

In conjunction with the proposed Business Combination, on August 6, 2025, the Company entered into an engagement letter with Santander US Capital Markets LLC to provide capital markets advisory services pursuant to which up to $10.3 million total fees will become due and payable upon the successful completion of the proposed Business Combination.

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

Overview

We are a blank check company incorporated in the Cayman Islands on April 16, 2024 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On August 6, 2025, the Company, Parataxis Holdings Inc., a Delaware corporation (“Pubco”), PTX Merger Sub I Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), PTX Merger Sub II LLC, a Delaware limited liability company and a wholly-owned subsidiary of Pubco (“Parataxis Merger Sub”), Parataxis Holdings LLC, a Delaware limited liability company (“Parataxis”), the Sponsor, solely for certain limited purposes as representative of the Company shareholders, and Edward Chin, solely for certain limited purposes as representative of the members of Parataxis, entered into a business combination agreement (the “Business Combination Agreement”).

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, (a) SPAC Merger Sub will merge with and into the Company, with the Company continuing as the surviving company (the “SPAC Merger”), and with each Company shareholder receiving one share of Pubco Class A common stock (“Pubco Class A Stock”) for each SPAC Class A Ordinary Share held by such shareholder in accordance with the terms of the Business Combination Agreement and (b) Parataxis Merger Sub will merge with and into Parataxis, with Parataxis continuing as the surviving entity (the “Parataxis Merger”, and together with the SPAC Merger, the “Mergers”), and with members of Parataxis receiving shares of Pubco Class A Stock (other than certain members of Parataxis who will receive shares of Pubco Class C common stock (“Pubco Class C Stock”)) in exchange for their units in Parataxis in accordance with the terms of the Business Combination Agreement. As a result of the Mergers, SPAC and Parataxis will become wholly owned subsidiaries of Pubco, and Pubco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable law. Prior to the SPAC Merger, the Company will de-register from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 16, 2024 (inception) through June 30, 2025 were organizational activities and those activities necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net income $1,462,590, which consisted of interest earned on investments held in Trust Account of $2,182,900, offset by general and administrative costs of $720,310.

For the six months ended June 30, 2025, we had a net income $3,393,384, which consisted of interest earned on investments held in Trust Account of $4,298,327, offset by general and administrative costs of $904,943.

For the period from April 16, 2024 (inception) through June 30, 2024, we had a net loss $23,660, which consisted of general and administrative costs.

Liquidity, Capital Resources and Going Concern

On August 19, 2024, we consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Units. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 455,000 Private Placement Units at a price of $10.00 per Private Placement Unit, in a private placement to the Sponsor, generating gross proceeds of $4,550,000.

For the six months ended June 30, 2025, cash used in operating activities was $454,996. Net income of $3,393,384 was affected by interest earned on investments held in the Trust Account of $4,298,327. Changes in operating assets and liabilities used $449,947 of cash for operating activities.

For the period from April 16, 2024 (inception) through June 30, 2024, cash used in operating activities was $8,137. Net loss of $23,660 was affected by formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares of $15,523. Changes in operating assets and liabilities used $0 of cash for operating activities.

As of June 30, 2025, we had investments held in the Trust Account of $208,952,965 (including approximately $7,952,965 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2025, we had cash of $279,366. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2025.

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

SILVERBOX CORP IV

Date: August 12, 2025	By:	/s/ Stephen Kadenacy
	Name:	Stephen Kadenacy
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Daniel E. Esters
	Name:	Daniel E. Esters
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)