Form 10-Q
period 2025-09-30
SilverBox Corp IV
filed 2025-11-12
CIK 2015947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 12, 2025, there were 20,455,000 Class A ordinary shares, $0.0001 par value and 5,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SILVERBOX CORP IV

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2025 and for the Three Months Ended September 30, 2024 and for the Period from April 16, 2024 (Inception) Through September 30, 2024 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2025 and for the Three Months Ended September 30, 2024 and for the Period from April 16, 2024 (Inception) Through September 30, 2024 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2025 and for the Period from April 16, 2024 (Inception) Through September 30, 2024 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	24
Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	26
Part III. Signatures	27

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SILVERBOX CORP IV

CONDENSED BALANCE SHEETS

	September 30,
	2025	December 31,
	(Unaudited)	2024
Assets
Current assets
Cash	$55,669	$819,362
Short-term prepaid insurance	91,196	104,890
Prepaid expenses	78,800	12,902
Total current assets	225,665	937,154
Long-term prepaid insurance	―	64,974
Investments held in Trust Account	211,208,265	204,654,638
Total Assets	$211,433,930	$205,656,766
Liabilities and Shareholders’ Deficit
Current liabilities
Accrued expenses	$19,556	$40,355
Advance from related party	175,000	—
Accrued offering costs	—	85,000
Total current liabilities	194,556	125,355
Deferred legal fees	2,104,055	480,178
Deferred underwriting fee	10,300,000	10,300,000
Total Liabilities	12,598,611	10,905,533
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption; 20,000,000 shares at redemption value of $10.56 and $10.23 per share as of September 30, 2025 and December 31, 2024, respectively	211,208,265	204,654,638
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 455,000 issued and outstanding (excluding 20,000,000 subject to possible redemption) as of September 30, 2025 and December 31, 2024	46	46
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	500	500
Additional paid-in capital	—	—
Accumulated deficit	(12,373,492)	(9,903,951)
Total Shareholders’ Deficit	(12,372,946)	(9,903,405)
Total Liabilities and Shareholders’ Deficit	$211,433,930	$205,656,766

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period from
	For the	For the	For the	April 16, 2024
	Three Months	Nine Months	Three Months	(Inception)
	Ended	Ended	Ended	Through
	September 30, 2025	September 30, 2025	September 30, 2024	September 30, 2024
General and administrative expenses	$1,564,598	$2,469,541	$190,669	$214,329
Loss from operations	(1,564,598)	(2,469,541)	(190,669)	(214,329)
Other income (expense):
Compensation expense	(53,000)	(53,000)	—	—
Change in fair value of over-allotment option liability	—	—	306,504	306,504
Interest earned on marketable securities held in Trust Account	2,255,300	6,553,627	1,266,313	1,266,313
Total other income (expense), net	2,202,300	6,500,627	1,572,817	1,572,817
Net income	$637,702	$4,031,086	$1,382,148	$1,358,488

Basic and diluted weighted average shares outstanding, redeemable and non-redeemable Class A ordinary shares	20,455,000	20,455,000	9,440,769	5,144,371
Basic and diluted net income per share, redeemable and non-redeemable Class A ordinary shares	$0.03	$0.16	$0.10	$0.13

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,000,000	5,000,000	5,000,000	4,940,120
Basic and diluted net income per share, Class B ordinary shares	$0.03	$0.16	$0.10	$0.13

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP IV

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	455,000	$46	5,000,000	$500	$—	$(9,903,951)	$(9,903,405)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,115,427)	(2,115,427)
Net income	—	—	—	—	—	1,930,794	1,930,794
Balance – March 31, 2025	455,000	46	5,000,000	500	—	(10,088,584)	(10,088,038)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,182,900)	(2,182,900)
Net income	—	—	—	—	—	1,462,590	1,462,590
Balance – June 30, 2025	455,000	46	5,000,000	500	—	(10,808,894)	(10,808,348)
Fair value of Founder Shares transferred to director	—	—	—	—	53,000	—	53,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(53,000)	(2,202,300)	(2,255,300)
Net income	—	—	—	—	—	637,702	637,702
Balance – September 30, 2025	455,000	$46	5,000,000	$500	$—	$(12,373,492)	$(12,372,946)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND FOR THE PERIOD FROM APRIL 16, 2024 (INCEPTION)
	THROUGH SEPTEMBER 30, 2024

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – April 16, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(23,660)	(23,660)
Balance – June 30, 2024	—	—	5,750,000	575	24,425	(23,660)	1,340
Sale of 455,000 private placement units	455,000	46	—	—	4,549,954	—	4,550,000
Fair value of public warrants at issuance	—	—	—	—	286,667	—	286,667
Allocated value of transaction costs to Class A shares	—	—	—	—	(64,515)	—	(64,515)
Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(4,796,606)	(10,998,797)	(15,795,403)
Net income	—	—	—	—	—	1,382,148	1,382,148
Balance – September 30, 2024	455,000	$46	5,000,000	$500	$—	$(9,640,309)	$(9,639,763)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP IV

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period from
	For the	April 16, 2024
	Nine Months	(Inception)
	Ended	Through
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities:
Net income	$4,031,086	$1,358,488
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	15,524
Interest earned on marketable securities held in Trust Account	(6,553,627)	(1,266,313)
Change in fair value of over-allotment option liability	—	(306,504)
Compensation expense	53,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(65,898)	(22,233)
Prepaid insurance	78,668	(196,086)
Deferred legal fees	1,623,877	35,738
Accounts payable and accrued expenses	(20,799)	67,301
Net cash used in operating activities	(853,693)	(314,085)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(201,000,000)
Net cash used in investing activities	—	(201,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	198,300,000
Proceeds from sale of private placement Units	—	4,550,000
Underwriters’ reimbursement	—	170,000
Advance from related party	175,000	—
Proceeds from promissory note - related party	—	124,239
Repayment of promissory note - related party	—	(124,239)
Payment of offering costs	(85,000)	(753,781)
Net cash provided by financing activities	90,000	202,266,219
Net Change in Cash	(763,693)	952,134
Cash – Beginning of period	819,362	—
Cash – End of period	$55,669	$952,134
Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$85,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$9,476
Deferred underwriting fee payable	$—	$10,300,000
Deferred legal fee payable	$—	$322,177
Forfeiture of Founder Shares	$—	$75

The accompanying notes are an integral part of the unaudited condensed financial statements.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from April 16, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

Business Combination

On August 6, 2025, the Company, Parataxis Holdings Inc., a Delaware corporation (“Pubco”), PTX Merger Sub I Inc., a Delaware corporation and a wholly owned subsidiary of Pubco (“SPAC Merger Sub”), PTX Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of Pubco (“Parataxis Merger Sub”), Parataxis Holdings LLC, a Delaware limited liability company (“Parataxis”), the Sponsor, solely for certain limited purposes as representative of the Company shareholders, and Edward Chin, solely for certain limited purposes as representative of the members of Parataxis, entered into a business combination agreement (the “Business Combination Agreement”).

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2025, the Company had $55,669 in cash and working capital of $31,109.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

Additionally, if a Business Combination is not consummated by the end of the Combination Period, currently August 19, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company’s liquidity condition and mandatory liquidation within one year of the issuance of these unaudited condensed financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

The Company’s liquidity condition and mandatory liquidation within one year raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 13, 2025. The interim results for the three and nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $55,669 and $819,362 in cash and no cash equivalents as of September 30, 2025 and December 31, 2024, respectively.

Investments Held in Trust Account

As of September 30, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company’s investments are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on investments held in Trust Account in the condensed statements of operations. As of September 30, 2025 and December 31, 2024, the Company did not withdraw any interest earned on the Trust Account.

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

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2025 and December 31, 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2025 and December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to public warrants	(286,667)
Proceeds allocated to the over-allotment option	(306,504)
Class A ordinary shares issuance costs	(12,935,919)
Plus:
Accretion of carrying value to redemption value	18,183,728
Class A ordinary shares subject to possible redemption, December 31, 2024	204,654,638
Plus:
Accretion of carrying value to redemption value	2,115,427
Class A ordinary shares subject to possible redemption, March 31, 2025	206,770,065
Plus:
Accretion of carrying value to redemption value	2,182,900
Class A ordinary shares subject to possible redemption, June 30, 2025	208,952,965
Plus:
Accretion of carrying value to redemption value	2,255,300
Class A ordinary shares subject to possible redemption, September 30, 2025	$211,208,265

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

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 6,818,333 Class A ordinary shares in the aggregate. For the three and nine months ended September 30, 2025, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2025		2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$512,441	$125,261	$3,239,280	$791,806
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,455,000	5,000,000	20,455,000	5,000,000
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.16	$0.16

			For the Period from April 16,
	For the Three Months Ended		2024 (Inception) Through
	September 30,		September 30,
	2024		2024
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$903,590	$478,558	$693,001	$665,487
Denominator:
Basic and diluted weighted average ordinary shares outstanding	9,440,769	5,000,000	5,144,371	4,940,120
Basic and diluted net income per ordinary share	$0.10	$0.10	$0.13	$0.13

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

SEPTEMBER 30, 2025

(Unaudited)

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors (including consideration of the market price) and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares (as defined in Note 4) held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day following the effective date of the registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

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

NOTE 4. RELATED PARTY TRANSACTIONS

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 455,000 Private Placement Units at a price of $10.00 per Private Placement Unit ($4,550,000 in the aggregate). Each Unit consists of one Class A ordinary share and one-third of one warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Only whole warrants are exercisable. A portion of the proceeds from the Private Placement Units was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

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

On July 25, 2025, the Sponsor transferred 10,000 Class A Units to an individual in consideration for their agreement to serve as a director of the Special Purpose Acquisition Company (“SPAC”). The transferred units represent an indirect interest in 10,000 Founder Shares. The transfer was made in accordance with the terms of the Company’s operating agreement. The share transfer was analyzed,

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

and management determined the transfer should be recorded at fair value as compensation expense within the accompanying unaudited condensed statements of operations. The fair value of the Founder Shares as of July 25, 2025, was determined to be $5.30 per share for an aggregate amount of $53,000.

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

Advance from Related Party

On August 26, 2025, the Company received an advance of $175,000 from the Sponsor under the terms of the SPAC Loans, as defined in the Business Combination Agreement (“BCA”). This advance was provided to fund operating and de-SPAC transaction expenses, including SEC registration fees and other related costs, and is expected to be repaid upon the closing of the business combination transaction. As of September 30, 2025 and December 31, 2024, $175,000 and $0 were advanced by the Sponsor, respectively.

Administrative Support Agreement

The Company entered into an agreement, commencing on August 15, 2024, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $15,000 per month for office space, secretarial, administrative and shared personnel support services. For the three and nine months ended September 30, 2025, the Company incurred fees of $45,000 and $135,000, respectively, for these services, of which $120,000 was paid and $15,000 is included in accrued expenses on the unaudited condensed balance sheets at September 30, 2025. For the three months ended September 30, 2024 and for the period from April 16, 2024 (inception) through September 30, 2024, there was $22,500 incurred and accrued under the Administrative Support Agreement.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per units. The units and the underlying securities would be identical to the Private Placement Units. As of September 30, 2025 and December 31, 2024, there were no amounts outstanding under the Working Capital Loans.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

On August 6, 2025, the Company engaged Santander US Capital Markets LLC (“Santander”) to act as the Company’s equity capital markets advisor with respects to the transaction between the Company and Parataxis. Subject to the closing of the transaction between the Company and Parataxis (the “transaction”), Santander will be entitled to a transaction fee in the amount of $10,300,000 and will be in lieu of the deferred underwriting fee. Additionally, Santander may seek reimbursements up to $75,000, which are payable at the completion or termination of the transaction.

Deferred Legal Fees

As of September 30, 2025 and December 31, 2024, the Company had a total of $2,104,055 and $480,178, respectively, of deferred legal fees, of which $322,178 is related to the Initial Public Offering, to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is classified as a non-current liability in the accompanying condensed balance sheets as of September 30, 2025 and December 31, 2024.

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2025 and December 31, 2024, there are 455,000 Class A ordinary shares issued and outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

At September 30, 2025, assets held in the Trust Account were comprised of $644 in cash and $211,207,621 in a U.S. Treasury bill. At December 31, 2024, assets held in the Trust Account were comprised of $634 in cash and $204,654,004 in U.S. Treasury bills.

During the period from April 16, 2024 (inception) through September 30, 2025, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2025	2024
Assets:
Investments held in Trust Account	1	$211,208,265	$204,654,004

NOTE 8. SEGMENT INFORMATION

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, included in net income or loss and total assets, which include the following:

				For the Period
				from April 16, 2024
	For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended	(Inception) Through
	September 30, 2025	September 30, 2025	September 30, 2024	September 30, 2024
General and administrative expenses	$1,564,598	$2,469,541	$190,669	$214,329
Interest earned on marketable securities held in Trust Account	$2,255,300	$6,553,627	$1,266,313	$1,266,313

	As of September 30,	As of December 31,
	2025	2024
Cash	$55,669	$819,362
Investments held in Trust Account	$211,208,265	$204,654,638

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(Unaudited)

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 16, 2024 (inception) through September 30, 2025 were organizational activities and those activities necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net income $637,702, which consisted of interest earned on investments held in Trust Account of $2,255,300, offset by general and administrative costs of $1,564,598 and Compensation Expense $53,000.

For the nine months ended September 30, 2025, we had a net income $4,031,086, which consisted of interest earned on investments held in Trust Account of $6,553,627, offset by general and administrative costs of $2,469,541 and Compensation Expense $53,000.

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

For the nine months ended September 30, 2025, cash used in operating activities was $853,693. Net income of $4,031,086 was affected by interest earned on investments held in the Trust Account of $6,553,627 and compensation expense of $53,000. Changes in operating assets and liabilities used $1,615,848 of cash for operating activities.

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

As of September 30, 2025, we had investments held in the Trust Account of $211,208,265 (including approximately $10,208,265 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $55,669. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Additionally, if a Business Combination is not consummated by the end of the Combination Period, currently August 19, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company’s liquidity condition and mandatory liquidation within one year of the issuance of these unaudited condensed financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

The Company’s liquidity condition and mandatory liquidation within one year raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

On August 6, 2025, the Company engaged Santander US Capital Markets LLC (“Santander”) to act as the Company’s equity capital markets advisor with respects to the transaction between the Company and Parataxis. Subject to the closing of the transaction between the Company and Parataxis (the “transaction”), Santander will be entitled to a transaction fee in the amount of $10,300,000 and will be in lieu of the deferred underwriting fee. Additionally, Santander may seek reimbursements up to $75,000, which are payable at the completion or termination of the transaction.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheets.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

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

SILVERBOX CORP IV

Date: November 12, 2025	By:	/s/ Stephen Kadenacy
	Name:	Stephen Kadenacy
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Daniel E. Esters
	Name:	Daniel E. Esters
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)