Form 10-K
period 2025-12-31
SilverBox Corp IV
filed 2026-03-19
CIK 2015947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number 001-41632

SilverBox Corp IV

(Exact name of Registrant as specified in its Charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8701 Bee Cave Road, East Building, Suite 310

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

The aggregate market value of the Registrant’s shares of Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2025, was $216,413,900.

As of March 19, 2026 there were 20,455,000 Class A ordinary shares, $0.0001 par value, and 5,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

PART I

References in this annual report to the “Company,” “SilverBox Corp IV,” “SilverBox,” “we,” “us,” or “our” are to SilverBox Corp IV, a Cayman Islands exempted company. References to:

●	“amended and restated memorandum and articles of association” are to our memorandum and articles of association in effect upon the completion of our initial public offering;
●	“Boxwood Capital” are to Boxwood Capital LLC and/or its affiliates;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;
●	“completion window” is the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. We will have 24 months from the closing of our initial public offering to consummate an initial business combination. We may also seek the approval of our shareholders to amend our amended and memorandum and articles of association to modify the amount of time we will have to complete an initial business combination;
●	“directors” are to our directors;
●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of such securities;
●	“Founder Group” are to SilverBox Capital (and its respective affiliates);
●	“founder shares” are to our Class B ordinary shares and the Class A ordinary shares issued upon the automatic conversion thereof at the time of our initial business combination or at any time prior thereto at the option of the holder thereof as provided herein;
●	“Helena Capital” are to Helena Capital LLC and/or its affiliates;
●	“initial shareholders” are to our sponsor and any other holders of our founder shares immediately prior to our initial public offering;
●	“letter agreement” refers to the letter agreement, included hereto as Exhibit 10.3
●	“management” or our “management team” are to our officers and directors;
●	“ordinary resolution” are to a resolution of the company passed by the affirmative vote of a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement units” are to the 455,000 units issued to our sponsor of which 350,000 units was purchased indirectly by the sponsor non-managing members, in a private placement that closed simultaneously with the closing of our initial public offering;
●	“private placement warrants” are to the warrants sold as part of the private placement units;

●	“private shares” are to the Class A ordinary shares sold as part of the private placement units;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors and the sponsor non-managing members to the extent our sponsor, officers, directors or sponsor non-managing members purchase public shares, provided that each of their status as a “public shareholder” shall only exist with respect to such public shares;
●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“SBEA” are to SilverBox Engaged Merger Corp I, a Delaware corporation;
●	“SBXC” are to SilverBox Corp III, a Delaware corporation;
●	“SBXE” are to SilverBox Corp V, a Cayman Islands exempted company;
●	“SilverBox Capital” are to SilverBox Capital LLC (and/or its affiliates);
●	“SilverBox Securities” are to SilverBox Securities LLC, a registered broker-dealer and an affiliate of SilverBox Capital and our sponsor;
●	“special resolution” are to a resolution of the company passed by the affirmative vote of at least a two-thirds (2/3) majority (or such higher approval threshold as specified in the company’s amended and restated memorandum and articles of association) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);
●	“sponsor” are to SilverBox Sponsor IV LLC, a Delaware limited liability company; Boxwood Holdings III LLC is the managing member of our sponsor; Mr. Kadenacy, our Chief Executive Officer, and Mr. Reece, our Founding Partner, are the co-managing members of Boxwood Holdings III LLC;
●	“sponsor non-managing members” means twelve institutional investors (none of which are affiliated with any member of our management or any other investor) who purchased non-managing membership interests in our sponsor reflecting an aggregate of 350,000 private placement units purchased by our sponsor at a price of $10.00 per interest ($3,500,000 in the aggregate), the sponsor issued non- managing membership interests at a nominal purchase price to the sponsor non-managing members at the closing of the initial public offering reflecting interests in an aggregate of 2,800,000 founder shares held by the sponsor; none of the sponsor non-managing members purchased more than 9.9% of the units sold in the offering;
●	“underwriters’ option to purchase additional units” are to the underwriters’ 45-day option to purchase up to an additional 3,000,000 units to cover over-allotments, if any;
●	“units” are to our units sold in our initial public offering (whether purchased in our initial public offering or thereafter in the open market);
●	“warrants” are to our public warrants and private placement warrants;
●	“warrant exercise date” are to the date on which the warrants will become exercisable, which is 30 days after the completion of our initial business combination;
●	“warrant expiration date” are to the date on which the warrants expire, which is five years after the completion of our initial business combination or earlier upon redemption or liquidation; and
●	“we,” “us,” “company” or “our company” are to SilverBox Corp IV, a Cayman Islands exempted company.

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

Our sponsor is SilverBox Sponsor IV LLC, a Delaware limited liability company that is affiliated with certain of the Company’s officers and directors (our “Sponsor”). On April 18, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.007 per share, to cover certain of the Company’s expenses, for which the Company issued 3,450,000 founder shares to the Sponsor. We effected a subsequent share dividend and share surrender resulting in the Sponsor now owning 5,000,000 founder shares.

On August 19, 2024, we consummated an initial public offering of 20,000,000 units at $10.00 per unit, generating gross proceeds of $200,000,000 (“Initial Public Offering”). Each unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 455,000 units, at a price of $10.00 per private placement unit in a private placement to the Sponsor, generating gross proceeds of $4,550,000. Twelve institutional investors (none of which are affiliated with any member of the Company’s management, the Sponsor or any other investor) (the “Sponsor Non-Managing Members”) purchased, indirectly through the purchase of sponsor non-managing membership interests, an aggregate of 350,000 of the 455,000 private placement units at a price of $10.00 per Unit ($3,500,000 in the aggregate) in the private placement that closed simultaneously with the closing of the Initial Public Offering. Each Sponsor Non-Managing Member purchased through the Sponsor non-managing membership interests at a nominal purchase price in an aggregate of 2,800,000 founder shares held by the Sponsor.

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

Recent Developments

On August 6, 2025, the Company, Parataxis Holdings Inc., a Delaware corporation (“Pubco”), PTX Merger Sub I Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), PTX Merger Sub II LLC, a Delaware limited liability company and a wholly-owned subsidiary of Pubco (“Parataxis Merger Sub”), Parataxis Holdings LLC, a Delaware limited liability company (“Parataxis”), the Sponsor, solely for certain limited purposes as representative of the Company shareholders, and Edward Chin, solely for certain limited purposes as representative of the members of Parataxis (the “Seller Representative”), entered into a business combination agreement (the “Business Combination Agreement”).

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, (a) SPAC Merger Sub will merge with and into the Company, with the Company continuing as the surviving company (the “SPAC Merger”), and with each Company shareholder receiving one share of Pubco Class A common stock (“Pubco Class A Stock”) for each SPAC Class A Ordinary Share held by such shareholder in accordance with the terms of the Business Combination Agreement and (b) Parataxis Merger Sub will merge with and into Parataxis, with Parataxis continuing as the surviving entity (the “Parataxis Merger”, and together with the SPAC Merger, the “Mergers”), and with members of Parataxis receiving shares of Pubco Class A Stock (other than certain members of Parataxis who will receive shares of Pubco Class C common stock (“Pubco Class C Stock” and, together with the Pubco Class A Stock, the “Pubco Common Stock”)) in exchange for their units in Parataxis in accordance with the terms of the Business Combination Agreement. As a result of the Mergers, SPAC and Parataxis will become wholly owned subsidiaries of Pubco, and Pubco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable law (collectively, the “Business Combination”). Prior to the SPAC Merger, the Company will de-register from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation.

Contemporaneously with the execution of the Business Combination Agreement, Parataxis and Pubco entered into the SEPA with Yorkville Advisors pursuant to which, subject to the consummation of the Business Combination, Pubco has the option, but not the obligation, to issue, and Yorkville shall subscribe for, an aggregate amount of up to $400 million of Pubco Class A Stock (such shares, the “SEPA Shares”) at the time of Pubco’s choosing during the 36 months following the Closing, subject to certain limitations. Sales of the SEPA Shares to Yorkville, and the timing of any such sales, are at Pubco’s option, and Pubco is under no obligation to sell any SEPA Shares to Yorkville.

On December 4, 2025, an affiliate of the Company, SBXE closed on its $276 million initial public offering. SBXE is a newly incorporated blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Members of our management team and Founder Group also became officers and directors of SBXE. As a result, members of our management team and Founder Group, could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present business combination opportunity to such entities. Each of our officers owes fiduciary duties to SBXD Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, including SBXD, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described above). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. On August 6, 2025, SBXD announced that it had entered into the Business Combination Agreement with Parataxis Holdings, no assurances can be made that the proposed transaction will be consummated. As a result, if the business combination does not occur, there is a material conflict of interest between SBXE and our company as we and SBXE are both engaged in the business of engaging in business combinations. Other than SBXE, because the other entities to which our officers and directors owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, we do not believe that the fiduciary, contractual or other obligations duties of our officers or directors will materially affect our ability to complete our initial business combination. In addition, there are no contractual agreements between us, SBXE, our sponsor or our Founder Group regarding allocation of opportunities among us and SBXE. To the extent that our sponsor, our Founder Group or any other entity affiliated with our sponsor becomes aware of a potential acquisition opportunity, such entity has complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a business combination. We expect that a determination will be made as to whether us or SBXE would be presented with the opportunity, if at all, based on the circumstances of the particular situation, including but not limited to the relative sizes of the blank check companies compared to the sizes of the targets, the need or desire for additional financings, amount of time required to complete a business combination, and the relevant experience of the directors and officers involved with a particular blank check company.

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

Facilities

We currently maintain our executive offices at 8701 Bee Cave Road, East Building, Suite 310, Austin TX 78746, and our telephone number is (512) 575-3637. We consider our current office space adequate for our current operations.

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

Item 1A.     Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, our prospectus dated August 16, 2024 relating to our Initial Public Offering, and the risks set forth under the “Risk Factor” section of the Registration Statement on Form S-4 filed by Parataxis Holdings Inc (the “Proxy Statement/Prospectus”). If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

The ability of public shareholders to exercise redemption rights with respect to a large number of public shares, the terms of the proposed Business Combination or other factors may not allow SilverBox to complete the Business Combination or optimize its capital structure.

Under the terms of the Business Combination Agreement, it is a condition to Parataxis’ obligation to consummate the proposed Business Combination, waivable by Parataxis, that, at the Closing, net cash and cash equivalents delivered to Pubco in connection with the Business Combination (after giving effect to the completion and payment of the Redemption and payment expenses) and including the aggregate amount of any transaction financing, equal or exceed $25 million (“Minimum Cash Condition”). The Memorandum and Articles of Association also provides that SilverBox will only consummate an initial Business Combination if net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of an initial business combination.

If redemptions reduce the funds available from the Trust Account to the point that the Minimum Cash Condition is not satisfied, SilverBox may need to seek to restructure the Business Combination to reserve a greater portion of the cash in the Trust Account, arrange for third-party financing or otherwise. Third-party financing may not be available on acceptable terms or at all. Furthermore, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels.

If the Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until SilverBox liquidates the Trust Account or consummates an alternative initial business combination or upon the occurrence of a vote by SilverBox Shareholders to extend the amount of time SilverBox has to complete an initial business combination or certain other corporation actions as set forth in the Memorandum and Articles of Association. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time SilverBox’s shares may trade at a discount to the pro rata amount per share in the Trust Account or there may be limited market demand at such time. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with SilverBox’s redemption until SilverBox liquidates, consummates an alternative initial business combination, effectuates an Extension or takes certain other actions set forth in the Memorandum and Articles of Association or you are able to sell your shares in the open market.

You may be unable to ascertain the merits or risks of Parataxis’ operations.

If the Business Combination is consummated, Pubco will be affected by numerous risks inherent in Parataxis’ business. Although SilverBox’s management has endeavored to evaluate the risks inherent in the proposed Business Combination, SilverBox cannot assure you that it can adequately ascertain or assess all of the significant risk factors. Further, some of these risks may be outside of SilverBox’s and Parataxis’ control. SilverBox also cannot assure you that an investment in Pubco’s securities will not ultimately prove to be less favorable to investors in SilverBox than a direct investment, if an opportunity were available, in Parataxis. In addition, if shareholders do not believe that the prospects for the Business Combination are promising, a greater number of shareholders may exercise their redemption rights, which may make it difficult for SilverBox to consummate the Business Combination.

There is no assurance that SilverBox’s diligence will reveal all material risks that may be present with regard to Parataxis. Subsequent to the completion of the Business Combination, Pubco may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition and its share price, which could cause you to lose some or all of your investment.

SilverBox cannot assure you that the due diligence SilverBox has conducted on Parataxis will reveal all material issues that may be present with regard to Parataxis, or that it would be possible to uncover all material issues through a customary amount of due diligence or that risks outside of SilverBox’s and Parataxis’ control will not later arise. Parataxis is aware that SilverBox must complete an initial business combination by August 19, 2026 (or such other date as approved by the SilverBox shareholders). Consequently, Parataxis may have obtained leverage over SilverBox, knowing that if SilverBox does not complete the Business Combination, SilverBox may be unlikely to be able to complete an initial business combination with any other target business prior to such deadline.

Parataxis operates in a highly competitive, regulated industry and Parataxis has never before been a public company and its business and platform operations continue to change and evolve. As a result, SilverBox has therefore made its decision to pursue a business combination with Parataxis on the basis of limited information, which may result in a business combination that is not as profitable as expected, if at all, for Parataxis, SilverBox and their respective security holders. As a result of these factors, Pubco may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in reporting losses.

Even if SilverBox’s due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with SilverBox’s preliminary risk analysis. Even though these charges may be non-cash items and would not have an immediate impact on SilverBox’s or Pubco’s liquidity, the fact that charges of this nature are reported could contribute to negative market perceptions about Parataxis or SilverBox and Pubco’s securities. In addition, charges of this nature, if any, may cause Pubco to violate leverage or other covenants to which it may be (or in the future become) subject as a result of any financing that may be obtained by Pubco or Parataxis after the consummation of the proposed Business Combination transaction. Accordingly, any shareholders of SilverBox who choose to remain shareholders of Pubco following the Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by SilverBox’s officers or directors of a fiduciary duty owed by them to SilverBox, or if they are able to successfully bring a private claim under securities laws that the proxy statement/prospectus relating to the Business Combination contained an actionable material misstatement or material omission.

There are risks to SilverBox Shareholders who are not affiliates of the Sponsor of becoming shareholders of Pubco through the Business Combination rather than acquiring interests in Parataxis directly in an underwritten public offering, including no independent due diligence review by an underwriter.

There is no independent third-party underwriter involved in the Business Combination or the issuance of Pubco securities in connection therewith. Underwritten public offerings of securities conducted by a licensed broker-dealer are subjected to a due diligence review by the underwriter or dealer manager to satisfy statutory duties under the Securities Act, the rules of Financial Industry Regulatory Authority, Inc. (“FINRA”) and the national securities exchange where such securities are listed. Additionally, underwriters or dealer-managers conducting such public offerings are subject to liability for any material misstatements or omissions in a registration statement filed in connection with the public offering.

If Parataxis became a public company through an underwritten public offering, the underwriters would be subject to liability under Section 11 of the Securities Act for material misstatements and omissions in the initial public offering registration statement. In general, an underwriter is able to avoid liability under Section 11 if it can prove that, it “had, after reasonable investigation, reasonable ground to believe and did believe, at the time the registration statement became effective, that the statements therein (other than the audited financial statements) were true and that there was no omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading.” Because Parataxis will become a public company through a business combination with SilverBox, a special purpose acquisition company, investors in SilverBox and Pubco may not have the same remedies available to them under U.S. federal securities laws in connection with the Business Combination as they otherwise might have had if Parataxis were to have gone public in a traditional firm commitment underwritten initial public offering.

In addition, the amount of due diligence conducted by SilverBox and its advisors in connection with the Business Combination may not be as high as would have been undertaken by an underwriter in connection with an initial public offering of Parataxis. Accordingly, it is possible that defects in Parataxis’ business or problems with Parataxis’ management that would have been discovered if Parataxis conducted an underwritten public offering will not be discovered in connection with the Business Combination, which could adversely affect the market price of Pubco securities.

Unlike an underwritten initial public offering, the initial trading of Pubco’s securities will not benefit from the book-building process undertaken by underwriters that helps to inform efficient price discovery with respect to opening trades of newly listed shares and underwriter support to help stabilize, maintain or affect the public price of the new issue immediately after listing. The lack of such a process in connection with the listing of Pubco’s securities on the NYSE or Nasdaq could result in diminished investor demand, inefficiencies in pricing and a more volatile public price for Pubco’s securities during the period immediately following the listing.

Involvement or past performance by consultants, advisors, influencers, brand ambassadors and other Persons involved with Parataxis or Pubco, including members of their respective boards of directors, managers, consultants, advisors and other Persons, some or all of whom are public figures, may not be indicative of the future performance of Parataxis and Parataxis and you should assess the merits of Parataxis’ business independently and be prepared to lose your entire investment.

Involvement or past performance by advisors, consultants, influencers, ambassadors, members of boards of directors, executive officers, managers and other Persons involved with Parataxis or Pubco, or Persons or entities affiliated, associated or otherwise related to any of the foregoing, is not a guarantee of success with respect to the Business Combination or the future results of Parataxis or trading prices of Parataxis securities. You should not rely upon the involvement or past performance of any Person or Persons as indicative of whether or not you should invest in SilverBox, Pubco or Parataxis. You are advised, in your sole discretion, to consult with your own financial and other advisors before you make investment decisions about buying or selling SilverBox or Pubco securities or investing in the business of Parataxis. Involvement or past performance by Persons associated with any of Parataxis, Pubco, or any other businesses, entities or Persons affiliated or associated with any of them, including public figures, does not guarantee that the Business Combination, Parataxis or Pubco will be successful, and you should be prepared to lose your entire investment.

Neither SilverBox nor the SilverBox shareholders will have the protection of any indemnification, escrow, price adjustment or other provisions that allow for a post-closing adjustment to be made to the total consideration for the Business Combination in the event that any of the representations and warranties in the Business Combination Agreement made by Parataxis, Pubco, the Merger Subs, or the Seller Representative or any other party thereto ultimately proves to be inaccurate or incorrect.

Most of the representations and warranties made by Parataxis, Pubco, the Merger Subs, or the Seller Representative to each other in the Business Combination Agreement will not survive the Closing. As a result, SilverBox and the SilverBox shareholders will not have the protection of any indemnification, escrow, price adjustment or other provisions that allow for a post-closing adjustment to be made to the total consideration for the Business Combination if any of these representation or warranty in the Business Combination Agreement made by Parataxis, Pubco, the Merger Subs, and the Seller Representative proves to be inaccurate or incorrect. Accordingly, to the extent such representations or warranties are incorrect, SilverBox and the SilverBox shareholders would have no indemnification claim with respect thereto and its financial condition or results of operations could be adversely affected.

SilverBox and Parataxis will incur significant transaction and transition costs in connection with the Business Combination.

SilverBox and Parataxis have incurred significant transaction and transition costs in connection with the Business Combination, and Pubco will incur significant costs in operating as a public company following the consummation of the Business Combination. Pubco may also incur additional costs to retain key employees. These expenses will reduce the amount of cash available to be used for other corporate purposes by Pubco if the Business Combination is completed or by SilverBox if the Business Combination is not completed. If the Business Combination is not consummated, SilverBox may not have sufficient funds to seek an alternative business combination and may be forced to liquidate and dissolve.

SilverBox’s non-redeeming shareholders and Parataxis Securityholders may not realize a benefit from the Business Combination commensurate with the ownership dilution they will experience in connection with the Business Combination.

If Pubco is unable to realize the full strategic and financial benefits currently anticipated from the Business Combination, SilverBox shareholders and Parataxis securityholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent Pubco and Parataxis are able to realize only part of the strategic and financial benefits currently anticipated from the Business Combination.

During the pendency of the Business Combination, SilverBox and Parataxis may not be able to enter into a business combination with another party because of restrictions in the Business Combination Agreement, which could adversely affect their respective businesses. Further, certain provisions of the Business Combination Agreement may discourage third parties from submitting alternative takeover proposals, including proposals that may be superior to the arrangements contemplated by the Business Combination Agreement.

Covenants in the Business Combination Agreement impede the ability of SilverBox and Parataxis to make acquisitions or complete other transactions that are not in the ordinary course of business pending completion of the Business Combination. As a result, if the Business Combination is not completed, the parties may be at a disadvantage to their competitors during the interim period prior to Closing. In addition, while the Business Combination Agreement is in effect, each party is generally prohibited from soliciting, initiating, encouraging or entering into certain extraordinary transactions, such as a merger, sale of assets or other business combination outside the ordinary course of business, with any third party, which transactions, if any materialized and were pursued, could have been or could be favorable to such party’s shareholders.

If the conditions to the Business Combination Agreement are not met, the Business Combination may not occur.

Even if the Business Combination is approved by the shareholders of SilverBox (including each of the shareholder proposals contained in the Proxy Statement/Prospectus) and Parataxis Securityholders, specified conditions must be satisfied or waived to complete the Business Combination. These conditions are described in detail in the Business Combination Agreement and, in addition to shareholder and member consent, include, among other requirements, that (i) the Pubco Class A Stock and Pubco warrants shall have been approved for listing on Nasdaq or NYSE, (ii) this registration statement will have been declared effective under the Securities Act by the SEC and will remain effective as of the Closing, (iii) all consents required to be obtained from or made with any governmental authority in order to consummate the transactions contemplated by the Business Combination Agreement shall have been obtained or made, (iv) each of the representations and warranties of SilverBox and Parataxis contained in the Business Combination Agreement remain true and correct as of Closing, and (v) no material adverse effect shall have occurred regarding SilverBox or Parataxis since the Business Combination Agreement that remains uncured as of Closing. SilverBox and Parataxis cannot assure you that all of the conditions will be satisfied. If the conditions are not satisfied or waived, the Business Combination may not occur, or may be delayed and such delay may cause SilverBox and Parataxis to each lose some or all of the intended benefits of the Business Combination. If the Business Combination does not occur, SilverBox may not be able to find another potential candidate for its initial business combination prior to SilverBox’s deadline (currently August 19, 2026, or such other date as approved by the SilverBox shareholders), and SilverBox will be required to liquidate.

Pubco’s management team may invest or spend the proceeds of the SEPA in ways with which you may not agree or in ways which may not yield a significant return.

Pubco’s management will have broad discretion over the use of proceeds from the SEPA. Pubco intends to use the net proceeds, if any, from the SEPA for general corporate purposes, which may include, among other things, working capital. Pubco’s management will have considerable discretion in the application of the net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. The net proceeds may be used for corporate purposes that do not increase Pubco’s operating results or enhance the value of shares of Pubco Class A Stock.

SilverBox Shareholders will experience dilution due to the issuance of shares of Pubco Common Stock, and securities exercisable for or convertible into shares of Pubco Common Stock, to the Parataxis securityholders as consideration in the Business Combination.

Based on Parataxis’ and SilverBox’s current capitalization, SilverBox anticipates the total maximum number of shares of Pubco Common Stock outstanding or issuable immediately following the closing of the Business Combination will be approximately 34,098,723 shares (excluding shares of Pubco Common Stock subject to earnout restrictions as described below). The Pubco Common Stock is expected to be comprised of: (i) 5,305,000 shares of Pubco Common Stock issuable to the Sponsor (excluding the 150,000 Sponsor earnout shares); (ii) 20,000,000 shares of Pubco Common Stock issuable to public shareholders and (iii) 14,030,000 shares issuable to Parataxis securityholders. In addition, Parataxis securityholders will also receive or be eligible to receive, on a pro rata basis, up to an aggregate of 7,500,000 earnout securities upon achievement of the following share prices: Two-Thirds (2/3) of the earnout shares will be released if the VWAP of the Pubco Class A Stock equals or exceeds $12.50 per share for any 20 trading days within any consecutive 30-trading day period during the earnout period and one-third (1/3) of the earnout shares will be released if the VWAP of the Pubco Class A Stock equals or exceeds $15.00 per share for any 20 trading days within any consecutive 30-trading day period during the earnout period. All of the earnout shares will be accelerated and released if, during the earnout period, Pubco is subject to a change of control in which the implied consideration per share of Pubco Class A Stock equals or exceeds $12.50 per share. The Sponsor is also expected to hold 150,000 Sponsor earnout shares that will be subject to vesting. The Sponsor earnout shares will vest along the same terms as the earnout shares.

If any of the public shares are redeemed in connection with the Business Combination, the percentage of outstanding SilverBox ordinary shares held by the public shareholders will decrease and the percentages of the outstanding Pubco Common Stock held immediately following the Business Combination by the Sponsor and the Parataxis securityholders will increase. To the extent that any additional awards are issued under the proposed 2026 Equity Incentive Plan or proposed Employee Stock Purchase Plan, SilverBox’s existing shareholders may experience dilution. Such dilution could, among other things, limit the ability of SilverBox’s current shareholders to influence Pubco’s management through the election of directors following the closing of the Business Combination.

There are risks to unaffiliated investors by taking Parataxis public through a merger rather than through an underwritten offering.

Unaffiliated investors are subject to certain risks as a result of Parataxis going public through a merger rather than through a traditional underwritten initial public offering. Unlike a traditional underwritten initial public offering of Parataxis’ securities, the initial listing of Pubco’s securities as a result of the Business Combination will not benefit from the following:

●	the book-building process undertaken by underwriters that helps to inform efficient price discovery with respect to opening trades of newly listed securities; and
●	underwriter support to help stabilize, maintain or affect the public price of the new issue immediately after listing.

The lack of such a process in connection with the listing of Pubco’s securities could result in diminished investor demand, inefficiencies in pricing and a more volatile public price for Pubco’s securities during the period immediately following the listing than in connection with an underwritten initial public offering.

There may be significant redemptions by SilverBox’s public shareholders in connection with the Business Combination, which may leave the combined company under-capitalized.

As of December 31, 2025, there was approximately $213.3 million in the Trust Account. There can be no assurances that we will be able to retain all of the cash in the Trust Account. In particular, if a significant number of public shareholders exercise their redemption right in connection with the Business Combination, the amount of cash left remaining in the Trust Account upon consummation of the Business Combination will be lower than contemplated. Any such shortfall will reduce the amount of available working capital for Pubco, which may materially and adversely affect Pubco’s business, financial condition and results of operations.

The fairness opinion obtained by the SilverBox board of directors from Newbridge will not reflect changes in circumstances subsequent to the date of Business Combination Agreement, or any amendments to the Business Combination Agreement, and was based on estimates and assumptions at the date of such opinion.

The SilverBox board of directors has obtained a fairness opinion, dated as of August 6, 2025, attached to our proxy statement/prospectus as Annex G (the “Fairness Opinion”), from Newbridge. SilverBox has not obtained, and will not obtain, an updated opinion as of the date of this proxy statement/prospectus from Newbridge. Changes in the operations and prospects of SilverBox or Parataxis, general market and economic conditions, cost and other estimates with respect to revenues and margins and other factors that may be beyond the control of SilverBox and Parataxis, and on which the Fairness Opinion was based, and may alter the value of Parataxis or the price of SilverBox ordinary shares or Parataxis’ securities by the time the Business Combination between SilverBox and Parataxis is completed. Some of these factors may change from the date of the Fairness Opinion. The Fairness Opinion does not speak to the time the Business Combination will be completed or to any other dates other than the date of the Fairness Opinion. As a result, the Fairness Opinion will not address the fairness of the base purchase price, which excluded the Sponsor earnout shares, from a financial point of view, at the time the Business Combination is completed.

Pubco’s business and operations could be negatively affected if Pubco becomes subject to any securities litigation or stockholder activism, which could cause Pubco to incur significant expense, hinder execution of business and growth strategy and impact Pubco’s stock price.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Stockholder activism, which could take many forms or arise in a variety of situations, has been increasing recently. Volatility in the stock price of the Pubco Common Stock or other reasons may in the future cause it to become the target of securities litigation or stockholder activism. Securities litigation and stockholder activism, including potential proxy contests, could result in substantial costs and divert management’s and the Pubco Board’s attention and resources from our business, which may adversely affect our business, financial condition and results of operations. Additionally, such securities litigation and stockholder activism could give rise to perceived uncertainties as to our future, adversely affect its relationships with service providers and make it more difficult to attract and retain qualified personnel. Pubco may also be required to incur significant legal fees and other expenses related to any securities litigation and activist stockholder matters.

Further, Pubco’s stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any securities litigation and stockholder activism.

Securities of companies formed through mergers such as the Business Combination may experience a material decline in price relative to the share price of the Public Shares prior to the business combination.

As with most SPACs’ initial public offerings in recent years, SilverBox issued shares as part of the units for $10.00 per unit upon the closing of the Initial Public Offering. As with other SPACs, the $10.00 per share price of SilverBox reflected each share having a one-time right to redeem such share for a pro rata portion of the proceeds held in the Trust Account prior to the closing of the Business Combination. Following the Initial Public Offering the proceeds held in the Trust Account were initially equal to approximately $10.05 per share, and as of December 31, 2025 were equal to approximately $10.58 per share. Following the closing of the Business Combination, the shares outstanding will no longer have any such redemption right and will be solely dependent upon the fundamental value of the combined company, which, like the securities of other companies formed through SPAC mergers in recent years, may be significantly less than both the Redemption Price and the amount per share initially held in the Trust Account upon consummation of the Initial Public Offering.

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

On June 10, 2024, concurrently with the closing of the Initial Public Offering, our sponsor purchased an aggregate of 455,000 private placement units at a price of $10.00 per private placement unit, for an aggregate purchase price of $4,550,000, in a private placement. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

On December 4, 2025, an affiliate of the Company, SBXE closed on its $276 million initial public offering. SBXE is a newly incorporated blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. Members of our management team and Founder Group also became officers and directors of SBXE. As a result, members of our management team and Founder Group, could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present business combination opportunity to such entities. Each of our officers owes fiduciary duties to SBXD Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, including SBXD, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described above). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. On August 6, 2025, SBXD announced that it had entered into the Business Combination Agreement with Parataxis Holdings, no assurances can be made that the proposed transaction will be consummated. As a result, if the business combination does not occur, there is a material conflict of interest between SBXE and our company as we and SBXE are both engaged in the business of engaging in business combinations. Other than SBXE, because the other entities to which our officers and directors owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, we do not believe that the fiduciary, contractual or other obligations duties of our officers or directors will materially affect our ability to complete our initial business combination. In addition, there are no contractual agreements between us, SBXE, our sponsor or our Founder Group regarding allocation of opportunities among us and SBXE. To the extent that our sponsor, our Founder Group or any other entity affiliated with our sponsor becomes aware of a potential acquisition opportunity, such entity has complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a business combination. We expect that a determination will be made as to whether us or SBXE would be presented with the opportunity, if at all, based on the circumstances of the particular situation, including but not limited to the relative sizes of the blank check companies compared to the sizes of the targets, the need or desire for additional financings, amount of time required to complete a business combination, and the relevant experience of the directors and officers involved with a particular blank check company.

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

For the year ended December 31, 2025, we had a net income $5,715,932, which consisted of interest earned on investments held in the Trust Account of $8,692,532, offset by general and administrative costs of $2,923,600 and Compensation Expense of $53,000.

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

For the year ended December 31, 2025, cash used in operating activities was $988,431. Net income of $5,715,932 was affected by interest earned on investments held in the Trust Account of $8,692,532 and compensation expense of $53,000. Changes in operating assets and liabilities used $1,935,169 of cash for operating activities.

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

As of December 31, 2025, we had investments held in the Trust Account of $213,347,170 (including approximately $12,347,170 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $20,931. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such loans (the “Working Capital Loans”) may be convertible into units of the post-business combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the private placement units and the underlying securities of such private placement units.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of December 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Additionally, if a business combination is not consummated by the end of the Combination Period, currently August 19, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company’s liquidity condition and mandatory liquidation within one year of the issuance of these financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a business combination. However, there can be no assurance that the Company will be able to consummate any business combination by the end of the Combination Period.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31,

2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2025.

This Annual Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

Our directors and officers are as follows:

Name	Age	Title
Stephen M. Kadenacy	57	Chairman and Chief Executive Officer
Joseph E. Reece	64	Founding Partner
Duncan Murdoch	54	Chief Investment Officer
Jin Chun	46	Chief Operating Officer
Daniel E. Esters	60	Chief Financial Officer and Director
David Lee	57	General Counsel
Glenn Marino	69	Director
Jonathan Lewis	55	Director
Reed J. Seaton	65	Director

Stephen M. Kadenacy, our Chairman and Chief Executive Officer, is a Co-Founder and a Co- Managing Partner of SilverBox Capital. Mr. Kadenacy has been serving as a member of the Board of BRCC since April 2025, Chairman and Chief Executive Officer of SBXD since its initial public in August 2024 and Chairman and CEO of SBXE since its initial public offering in December 2025. Mr. Kadenacy served as Chief Financial Officer of BRCC from September 2023 to June 2025. He also served as the Chairman of Centerline Logistics Corp, a leading marine oil transportation services firm and ship assist company, from July 2019 until its sale in September 2025. Mr. Kadenacy served as the Chairman and Chief Executive Officer of SBXC until its dissolution in December 2024 as the Chief Executive Officer of SBEA until its business combination with BRCC in February 2022 and as Chairman and CEO of Boxwood Merger Corp until its business combination and remained on the board of directors of the combined company, Atlas Technical Consultants, Inc., until April 2020. Between May 2008 and July 2017, Mr. Kadenacy served in a number of senior leadership roles at AECOM, a large engineering and technical services business, including its President and Chief Operating Officer from September 2015 to July 2017, President and Chief Financial Officer from 2014 to 2015 and Chief Financial Officer from 2011 to 2014. During his tenure at AECOM, the company grew from approximately $5 billion of revenues in 2008 to approximately $18 billion in 2017. Previously, Mr. Kadenacy was a Partner at KPMG in Economic Consulting and served as a member of the board of directors of ABM Industries, a provider of facility management services, YMCA of Greater Los Angeles and the Board of Trustees for the UCLA’s Anderson School of Business. Mr. Kadenacy is well qualified to serve as director due to his investment experience as well as his background in finance and his experience with Boxwood Merger Corp, SBEA and SBXC.

Joseph E. Reece, our Founding Partner, is a Co-Founder and a Co-Managing Partner of SilverBox Capital. Previously, he founded Helena Capital, a merchant bank and a predecessor company of SilverBox Capital, in April 2015 and served as Chief Executive Officer until January 2017, and then again from October 2018. Mr. Reece has been serving as Founding Partner of SBXD since August 2024 and Founding Partner of SBXE since December 2025. He is also the Chief Executive Officer of SilverBox Securities. Mr. Reece has been serving as a member of the Board of Americold Realty Trust since December 2025. Mr. Reece has also been serving as Non-Executive Chairman of Compass Minerals since May 2021, having been a member of the board of directors since 2019. He has also been serving as Chairman of NCR Atleos Corporation since October 2023 after serving as Chairman of predecessor NCR Corporation from May 2023 and lead independent director from November 2022 to May 2023. Mr. Reece also served as Founding Partner of SBXC until its dissolution in December 2024. He was a member of the board of directors of Quotient Technology Inc. since May 2022 until its sale in September 2023. Mr. Reece also served as a Consultant to BDT & Company, LLC from October 2019 to January 2022. Mr. Reece previously served as Executive Chairman of SBEA until its business combination with BRCC in February 2022 and served as Executive Vice Chairman and Head of UBS Securities, LLC’s Investment Bank for the Americas from February 2017 to September 2018. Prior to that, he was at Credit Suisse from 1997 to 2015, in roles of increasing responsibility, including eventually serving as Global Head of Equity Capital Markets and Co-Head of Credit Risk. His prior experience includes practicing as an attorney for ten years, including at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP and at the SEC. Mr. Reece has previously served as a member of the board of directors of UBS Securities, LLC, of NCR Corporation where he served as Chairman of the Board, of Quotient Technology, of Atlas Technical Consultants, Inc. and its predecessor company, Boxwood Merger Corp., of Del Frisco’s Restaurant Group, Inc., of RumbleOn, Inc., of CST Brands, Inc., and of LSB Industries, Inc. Mr. Reece also currently serves on the board of the Foundation for the University of Akron and Chair-ity, Inc. and has previously served on the boards of directors of the Georgetown Law Center, KIPP, The Fulfillment Fund, and the New York Foundation for the Arts.

Duncan Murdoch, our Chief Investment Officer, has over 25 years of private equity and investment banking experience. Mr. Murdoch is currently the Chief Investment Officer of SilverBox Capital and has served as Chief Investment Officer of SBXD since its initial public offering in August 2024 and as Chief Investment Officer of SBXE since its initial public offering in December 2025. Mr. Murdoch has been serving as a member of the board of Bearing Advisors LLC since July 2025. Mr. Murdoch served as Chief Investment Officer of Boxwood Capital, the predecessor to SilverBox Capital, since April 2020. Previously, Mr. Murdoch served as Chief Investment Officer of SBXC until its dissolution in December 2024, as Chief Investment Officer of SBEA until its business combination with BRCC in February 2022, and as Chief Investment Officer of Boxwood Merger Corp. until its business combination with Atlas Technical Consultants, Inc. in February 2020. Prior to that Mr. Murdoch spent approximately 17 years at Macquarie Capital in New York where he was a Senior Managing Director, from 2006 to October 2018, and also served as Co-Head of the Principal Transactions Group US from 2010 to 2018, and as Co-Head of the Industrials Group US from 2006 to 2010. Mr. Murdoch also served on numerous committees at Macquarie Capital including the US Capital Commitments Committee and the US Operating Committee. While at Macquarie Capital, Mr. Murdoch led numerous investments and acquisitions on behalf of Macquarie Capital and funds managed by affiliates of Macquarie Capital across multiple sectors, including infrastructure, business services, environmental services, aerospace, and consumer. Mr. Murdoch served on the board of directors of numerous private companies, including Brek Manufacturing Company, Utility Service Partners, Inc., Puralube, Inc., Icon Parking Systems, Smarte Carte, Inc., DNEG, Anaergia Inc., MST Global, and Skis Rossignol S.A. Previously, Mr. Murdoch worked for BMO Nesbitt Burns Inc. in Toronto, for Macquarie in Sydney in their Corporate Advisory Group, and for justices in the Commercial Division of the Supreme Court of New South Wales, Australia.

Jin Chun, our Chief Operating Officer, has more than 20 years of private equity and investment banking experience. Mr. Chun is a Partner of SilverBox Capital, the Chief Operating Officer of SilverBox Securities and has been serving as Chief Operating Officer of SBXD since its initial public offering in August 2024 and as Chief Operating Officer of SBXE since its initial public offering in December 2025. He served as Chief Operating Officer of SBXC until its dissolution in December 2024 and Chief Operating Officer of SBEA until its business combination with BRCC in February 2022. Previously, Mr. Chun was a Managing Director of Macquarie Capital based in New York, where he was a member of its principal investing team from November 2005 to December 2020 where he was responsible for sourcing, executing and managing investments on behalf of Macquarie Capital and funds managed by affiliates of Macquarie Capital. Past investments have included debt, preferred equity and common equity investments across technology, financial services, infrastructure, travel and leisure, and gaming sectors. Prior to that, Mr. Chun worked for Dresdner Kleinwort Wasserstein in its Industrial M&A team from 2001 to 2005. Mr. Chun serves on the board of directors of Read Ahead, Inc.

Daniel E. Esters, our Chief Financial Officer and director, is the Chief Financial Officer and a Partner of SilverBox Capital, the Chief Financial Officer and Chief Compliance Officer of SilverBox Securities. Hehas been serving as Chief Financial Officer of SBXD since its initial public offering in August 2024 and as Chief Financial Officer of SBXE since its initial public offering in December 2025. He formerly served as the Chief Financial Officer and director of SBXC until its dissolution in December 2024, as the Chief Financial Officer of SBEA until its business combination with BRCC in February 2022 and as the Chief Financial Officer of Boxwood Merger Corp. from until its business combination with Atlas Technical Consultants, Inc. in February 2020. Mr. Esters spent 24 years serving in a variety of capacities at several investment banking firms where he accumulated extensive transaction experience including origination, due diligence assessment, structuring, negotiation and marketing of a wide range of merger and acquisitions, debt financings, restructurings and public equity offerings. From August 2014 to September 2018, Mr. Esters served as a managing director of M&A Capital LLC, a boutique investment banking firm and independent sponsor. From May 1996 to August 2014, he served in the Investment Banking department of Jefferies LLC, where his last role was as Managing Director within the firm’s financial sponsor group. Previously, Mr. Esters served with the Investment Banking department of PaineWebber, Inc. and with the audit practice of accounting firm Price Waterhouse LLC, where he earned his C.P.A. license. Mr. Esters is well qualified to serve as director due to his investment experience as well as his background in finance and his experience with Boxwood Merger Corp, SBEA and SBXC.

David Lee, our General Counsel, has more than 25 years of experience in representing private equity firms (and their portfolio companies) and owners of U.S. middle market companies as legal counsel. Mr. Lee has been serving as General Counsel of SBXD since its initial public offering in August 2024 and as General Counsel of SBXD since its initial public offering in December 2025. He formerly served as the General Counsel of SBXC from February 2023 until its dissolution in December 2024 and as the General Counsel of Boxwood Merger Corp. until its business combination with Atlas Technical Consultants, Inc., from November 2018 to February 2020. He is the founder and Manager of Co-Counsel, LLC (a boutique M&A law firm established in October 2017) and the founder and Manager of Atrium Exit, LLC (a legal technology company established in August 2019). Mr. Lee served as Special Counsel at Jenner & Block LLP from October 2015 to September 2017, as Chief Executive Officer and Co-Founder of 10x Market, LLC from January 2013 to October 2015, and as Partner at DLA Piper LLP from December 2010 to December 2012. Prior to that, he served as Partner at Mayer Brown LLP from January 2007 to December 2010, as Partner at Kaye Scholer LLP from 2005 to 2006, as Partner at Kirkland & Ellis LLP from 2002 to 2004 and as Associate at Kirkland & Ellis LLP from 1996 to 2002. Mr. Lee holds a Bachelor’s degree in political science from the University of Chicago and a law degree from Northwestern University School of Law.

Glenn Marino has over 30 years of experience in the consumer finance industry. Mr. Marino has served on the board of directors of Upbound Group, Inc. (formerly Rent-A-Center, Inc.), a publicly traded, lease-to-own provider, since 2020. Previously he served on the board of directors and compensation committee of PRA Group, Inc from 2024 to 2025. Prior to serving in that role, he was the Executive Vice President, Chief Commercial Officer and CEO of the Payment Solutions business at Synchrony Financial, Inc. (“Synchrony”), a publicly traded financial services company, from 2014 to 2018. Prior to the spin-off of Synchrony by General Electric Corporation (“GE”) in 2014, Marino served as CEO of Sales Finance from 2002 until 2014 for GE’s North American retail finance business. He also previously served as President of Monogram Credit Services, a joint venture between GE and Bank One Corporation (now part of JPMorgan Chase) and Chief Risk Officer – Consumer Cards Services for GE Capital. During his tenure with Synchrony, Marino led the organization to becoming one of the premier “Point-of-Sale” companies in the financial industry. Before joining General Electric, Marino held roles of increasing responsibility in finance with Citibank and Xerox Corporation. He earned a Bachelor of Science in Biology from Syracuse University and a Master of Business Administration from the University of Michigan. Mr. Marino is well-qualified to serve as a director due to his extensive business, investment, and financial experience.

Jonathan Lewis, one of our independent directors, is the Founder & CEO of Cortlandt, a dynamic exchange of knowledge for profit. For over 25 years, Mr. Lewis has been a serial entrepreneur in asset management with a unique ability to originate, evaluate, and attract the human and risk capital necessary to close idiosyncratic and opportunistic investments across multiple asset classes. In 2015, Mr. Lewis launched Folio Capital to offer innovative capital solutions to these challenges. In 2009, in response to the financial crisis, Mr. Lewis co-founded Rosebrook Capital Partners (later in partnership with Deutsche Bank) to provide liquidity for hedge fund investors holding $300 billion of shares that had been gated, side pocketed, suspended, or otherwise had their liquidity impaired. Prior to Rosebrook, Mr. Lewis co-founded Generation Advisors and Generation Mortgage (in partnership with Guggenheim Partners) to pursue opportunities in mortality-linked finance, and founded Metropolis Capital Management, a venture capital partnership. He started his career in foreign exchange derivatives at O’Connor & Associates and working for renowned value investor Michael Price at Mutual Series Fund and MFP Investors. Jonathan has served on the board and investment committee of Lighthouse International and on the board of VisionSpring. He received his B.A. in Philosophy from Tufts University and an M.B.A. in Finance from The Wharton School at the University of Pennsylvania. Mr. Lewis is well-qualified to serve as director due to his extensive finance and investment experience.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Holders of our founder shares have the right to elect all of our directors or remove any one of them for any reason prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the election or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended if approved by a majority of at least 90% of our ordinary shares voting at a shareholder meeting.

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

Audit Committee

Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. The members of our audit committee are Mr. Marino, Mr. Lewis and Mr. Seaton.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Marino qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Compensation Committee

Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. The members of our compensation committee are Mr. Marino, Mr. Lewis and Mr. Seaton.

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

Nominating and Corporate Governance Committee

Mr. Marino, Mr. Lewis and Mr. Seaton serve as members of our nominating and corporate governance committee. Under the NYSE listing standards, all members of the nominating and corporate governance committee must be independent.

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
●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.
●	our sponsor and members of our management team will directly or indirectly own our securities following our initial public offering, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Upon the closing of our initial public offering, our sponsor will have invested in us an aggregate of $4,575,000, comprised of the $25,000 purchase price for the founder shares (or approximately $0.004 per share) and the $4,550,000 purchase price for the private placement units (or $10.00 per unit).Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.
●	in the event our sponsor or members of our management team provide loans to us to finance transaction costs, or out-of-pocket reimbursement of expenses, in connection with an intended initial business combination and/or incur expenses on our behalf in connection with an initial business combination, such persons and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.
●	we are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or members of our management team; accordingly, such affiliated person(s) they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.
●	we may engage SilverBox Securities to provide financial advisory services in connection with our initial business combination. If SilverBox Securities provides services to us after our initial public offering, we may pay SilverBox Securities fair and reasonable fees that would be determined at that time. Any fees we may pay SilverBox Securities for services rendered to us after our initial public offering may be contingent on the completion of a business combination and may be paid in a form other than cash. In the event SilverBox Securities provides any such services after our initial public offering, SilverBox Securities would have a conflict of interest as a portion of its compensation from our initial public offering is dependent on completion of our initial business combination.

The conflicts described above may not be resolved in our favor.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties:

Individual(1)	Entity	Entity’s Business	Affiliation
Joseph E. Reece	SilverBox Capital LLC	Financial advisory, investments and SPAC sponsorship	Co-Managing Partner

	SilverBox Corp V	Blank check company	Founding Partner

	SilverBox Securities LLC	Financial advisory	Chief Executive Officer

	Compass Minerals International Inc.	Production of minerals	Executive Chairman

	Americold Realty Trust	Temperature controlled warehouses	Board Member

Stephen M. Kadenacy	BRC Inc.	Branded coffee	Board Member

	SilverBox Capital LLC	Financial advisory, investments and SPAC sponsorship	Co-Managing Partner

	SilverBox Corp V	Blank check company	Co-Managing Partner

Duncan Murdoch	SilverBox Capital LLC	Financial advisory, investments and SPAC sponsorship	Chief Investment Officer

	SilverBox Corp V	Blank check company	Chief Investment Officer

Jin Chun	SilverBox Capital LLC	Financial advisory, investments and SPAC sponsorship	Partner

	SilverBox Corp V	Blank check company	Chief Operating Officer

	SilverBox Securities LLC	Financial advisory	Chief Operating Officer

Daniel E. Esters	SilverBox Capital LLC	Financial advisory, investments and SPAC sponsorship	Chief Financial Officer

	SilverBox Corp V	Blank check company	Chief Financial Officer

	SilverBox Securities LLC	Financial advisory	Chief Financial Officer and Chief Compliance Officer

David Lee	SilverBox Capital LLC	Financial advisory, investments and SPAC sponsorship	General Counsel

	SilverBox Corp V	Blank check company	General Counsel

Jonathan Lewis	Cortland	Advisory Services	Chief Executive Officer

Glenn Marino	Upbound Group, Inc.	Consumer financial services	Board member

Reed J. Seaton	Seaton Asset L.P.	Family Office	Managing Partner

(1)	Each of the entities listed in this table may have competitive interests with our company with respect to the performance by each individual listed in this table of his or her obligations.

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

			Number of
	Number of	Approximate	Class B	Approximate
	Class A Shares	Percentage of	Shares	Percentage of
	Beneficially	Outstanding	Beneficially	Outstanding
Name and Address of Beneficial Owner(1)	Owned (2)	Class A Shares	Owned (2)	Ordinary Shares
SilverBox Sponsor IV LLC(3)	—	—	5,455,000	21.4%
Joseph Reece(3)	—	—	5,455,000	21.4%
Stephen Kadenacy(3)	—	—	5,455,000	21.4%
Duncan Murdoch	—	—	—	—
Jin Chun	—	—	—	—
Daniel E. Esters	—	—	—	—
David Lee	—	—	—	—
Glenn Marino	—	—	—	—
Jonathan Lewis	—	—	—	—
Reed J. Seaton	—	—	—	—
All executive officers and directors as a group (9 individuals)	—	—	5,455,000	21.4%
Holders of more than 5% of SilverBox Corp IV any class of outstanding ordinary shares
Healthcare of Ontario Pension Plan Trust Fund (4)	1,800,000	8.8%	—	7.1%
Polar Asset Management Partners Inc. (5)	1,980,000	9.7%	—	7.8%
Sculptor Capital LP(6)	1,980,000	9.8%	—	7.8%
AQR Capital Management, LLC(7)	1,559,960	7.6%	—	6.1%
The Goldman Sachs Group, Inc. (8)	1,075,824	5.3%	—	4.2%
Barclays PLC (9)	1,302,263	6.3%	—	5.1%

Less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o SilverBox Corp IV, 8701 Bee Cave Road, East Building, Suite 310, Austin TX 78746.
(2)	Interests shown consist of 5,000,000 Class B ordinary shares which are referred to herein as founder shares and 455,000 Class A ordinary shares included in the private placement units. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”

(3)SilverBox Sponsor IV LLC is the record holder of the shares reported herein. Mr. Kadenacy, our Chief Executive Officer, and Mr. Reece, our Founding Partner, are each the co-managing member of Boxwood Holdings III LLC, the managing member of SilverBox Sponsor IV LLC. As such, they may be deemed to have or share beneficial ownership of the Class B ordinary shares held directly by SilverBox Sponsor IV LLC. Such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The sponsor non-managing members purchased non-managing membership interests in our sponsor reflecting interests in an aggregate of 350,000 of the 455,000 private placement units purchased by our sponsor at a price of $10.00 per interest ($3,500,000 in the aggregate); with each sponsor non-managing member purchasing, through the sponsor, the private placement warrants allocated to it in connection with the closing of our initial public offering, the sponsor issued membership interests at a nominal purchase price to the sponsor non-managing members at the closing of our initial public offering reflecting interests in an aggregate of 2,800,000 founder shares held by sponsor. The sponsor non-managing members were not granted any shareholder or other rights in addition to those afforded to our other public shareholders, and were only be issued membership interests in the sponsor, with no right to control the sponsor or vote or dispose of any securities held by the sponsor, including the founder shares held by the sponsor.
(4)	The information in the table above is based solely on information contained in this shareholder’s Schedule 13G filed on November 14, 2024, by or on behalf of Healthcare of Ontario Pension Plan Trust Fund. The address of the business office of Healthcare of Ontario Pension Plan Trust Fund is 1 York Street, Suite 1900, Toronto, ON, Canada M5J 0B6.
(5)	The information in the table above is based solely on information contained in this shareholder’s Schedule 13G filed on November 14, 2024, by or on behalf of Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to the shares and warrants directly held by PMSMF. The address of the business office of PMSMF is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.
(6)	The information in the table above is based solely on information contained in this shareholder’s Schedule 13G filed on November 14, 2024, by or on behalf of Sculptor Capital LP (“Sculptor”), Sculptor Capital Holding Corp. (“SCHC”), Sculptor Capital Management, Inc. (“SCU”), Sculptor Master Fund, Ltd., Sculptor Special Funding, LP, each of which share voting and dispositive power with respect to certain of the reported shares shown above. Sculptor serves as the principal investment managers to a number of private funds and discretionary accounts (collectively, the “Accounts”), which hold the ordinary shares reported above, and thus may be deemed beneficial owners of the SilverBox Class A Ordinary Shares in the Accounts managed by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC may be deemed to control Sculptor and, therefore, may be deemed to be the beneficial owners the shares reported above. SCU is the sole shareholder of SCHC and may be deemed a beneficial owner of the shares reported above. The address of the business office of Sculptor Capital LP is 9 West 57th Street, New York, New York 10019.
(7)	The information in the table above is based solely on information contained in the shareholder’s Schedule 13G filed on February 13, 2025, by or on behalf of AQR Capital Management, LLC, AQR Capital Management, LLC and AQR Arbitrage, LLC (collectively, “AQR”) AQR Capital Management, LLC is a wholly-owned subsidiary of AQR Capital Management Holdings, LLC. AQR Arbitrage, LLC is deemed to be controlled by AQR Capital Management, LLC. The address office of AQR is One Greenwich Plaza, Suite 130, Greenwich CT 06830.
(8)	The information in the table above is based solely on information contained in the shareholder’s Schedule 13G filed on February 10, 2025, by or on behalf of The Goldman Sachs Group, Inc. and Goldman Sachs & Co. LLC (collectively, “GS”). The address office of GS is 200 West Street, New York, NY 10282.
(9)	The information in the table above is based solely on information contained in the shareholder’s Schedule 13G filed on March 21, 2025, by or on behalf of Barclays PLC. The address office of Barclays PLC is 1 Churchill Place, London E14 5HP.

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

Audit Fees. During the year ended December 31, 2025 and for the period from April 16, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm were approximately $126,360 and $107,640, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2025 and December 31, 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the year ended December 31, 2025 and the period from April 16, 2024 (inception) through December 31, 2024, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the year ended December 31, 2025 and the period from April 16, 2024 (inception) through December 31, 2024, fees for our independent registered public accounting firm for tax compliance, tax advice and tax planning were approximately $4,160 and $0, respectively.

All Other Fees. During the year ended December 31, 2025 and the period from April 16, 2024 (inception) through December 31, 2024, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

10.5	Form of Indemnification Agreement (Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 19, 2024, incorporated by reference herein)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 13, 2025)
24	Power of Attorney (Included on the Signature Page hereto)
31.1

Certification of Chief Executive Officer and Director Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy
101.NS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DRF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibit 101).

Item 16.          Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on the 19th of March 2026.

SILVERBOX CORP IV

By:	/s/ Stephen M. Kadenacy
Name:	Stephen M. Kadenacy
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stephen M. Kadenacy
Name:	Stephen M. Kadenacy
Title:	Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	March 19, 2026

By:	/s/ Daniel E. Esters
Name:	Daniel E. Esters
Title:	Director and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 19, 2026

By:	/s/ Glenn Marino
Name:	Glenn Marino
Title:	Director
Date:	March 19, 2026

By:	/s/ Jonathan Lewis
Name:	Jonathan Lewis
Title:	Director
Date:	March 19, 2026

By:	/s/ Reed J. Seaton
Name:	Reed J. Seaton
Title:	Director
Date:	March 19, 2026

SILVERBOX CORP IV

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm PCAOB ID Number 100	F-2
Financial Statements:
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the Year Ended December 31, 2025 and for the Period from April 16, 2024 (Inception) Through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2025 and for the Period from April 16, 2024 (Inception) Through December 31, 2024	F-5
Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from April 16, 2024 (Inception) Through December 31, 2024	F-6
Notes to Financial Statements	F-7 to F-20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

SilverBox Corp IV:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SilverBox Corp IV (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and for the period from April 16, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from April 16, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by August 19, 2026, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2024.

New York, New York

March 19, 2026

PCAOB ID Number 100

SILVERBOX CORP IV

BALANCE SHEETS

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash	$20,931	$819,362
Short-term prepaid insurance	64,974	104,890
Prepaid expenses	52,973	12,902
Total current assets	138,878	937,154
Long-term prepaid insurance	―	64,974
Investments held in Trust Account	213,347,170	204,654,638
Total Assets	$213,486,048	$205,656,766

Liabilities and Shareholders’ Deficit
Current liabilities
Accrued expenses	$3,646	$40,355
Advance from related party	275,000	—
Accrued offering costs	—	85,000
Total current liabilities	278,646	125,355
Deferred legal fees	2,387,237	480,178
Deferred underwriting fee	10,300,000	10,300,000
Total Liabilities	12,965,883	10,905,533
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption; 20,000,000 shares at redemption value of $10.67 and $10.23 per share as of December 31, 2025 and 2024, respectively	213,347,170	204,654,638
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 455,000 issued and outstanding (excluding 20,000,000 subject to possible redemption) as of December 31, 2025 and 2024	46	46
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding as of December 31, 2025 and 2024	500	500
Additional paid-in capital	—	—
Accumulated deficit	(12,827,551)	(9,903,951)
Total Shareholders’ Deficit	(12,827,005)	(9,903,405)
Total Liabilities and Shareholders’ Deficit	$213,486,048	$205,656,766

The accompanying notes are an integral part of these financial statements.

SILVERBOX CORP IV

STATEMENTS OF OPERATIONS

		For the Period
		from April 16,
	For the Year	2024 (Inception)
	Ended	Through
	December 31, 2025	December 31, 2024
General and administrative expenses	$2,923,600	$477,971
Loss from operations	(2,923,600)	(477,971)
Other income:
Change in fair value of over-allotment option liability	—	306,504
Compensation expense	(53,000)	—
Interest earned on investments held in Trust Account	8,692,532	3,654,638
Total other income, net	8,639,532	3,961,142
Net income	$5,715,932	$3,483,171

Basic and diluted weighted average shares outstanding, redeemable and non-redeemable Class A ordinary shares	20,455,000	10,582,896
Basic and diluted net income per share, redeemable and non-redeemable Class A ordinary shares	$0.22	$0.22

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,000,000	4,961,390
Basic and diluted net income per share, Class B ordinary shares	$0.22	$0.22

The accompanying notes are an integral part of these financial statements.

SILVERBOX CORP IV

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND
FOR THE PERIOD FROM APRIL 16, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - April 16, 2024 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Sale of 455,000 private placement units	455,000	46	—	—	4,549,954	—	4,550,000
Fair value of public warrants at issuance	—	—	—	—	286,667	—	286,667
Allocated value of transaction costs to Class A shares	—	—	—	—	(64,515)	—	(64,515)
Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(4,796,606)	(13,387,122)	(18,183,728)
Net income	—	—	—	—	—	3,483,171	3,483,171
Balance - December 31, 2024	455,000	46	5,000,000	500	—	(9,903,951)	(9,903,405)
Fair value of Founder Shares transferred to director	—	—	—	—	53,000	—	53,000
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(53,000)	(8,639,532)	(8,692,532)
Net income	—	—	—	—	—	5,715,932	5,715,932
Balance - December 31, 2025	455,000	$46	5,000,000	$500	$—	$(12,827,551)	$(12,827,005)

The accompanying notes are an integral part of these financial statements.

SILVERBOX CORP IV

STATEMENTS OF CASH FLOWS

		For the Period
		Ended April 16,
	For the Year	2024 (Inception)
	Ended December	Through
	31, 2025	December 31, 2024
Cash Flows from Operating Activities:
Net income	$5,715,932	$3,483,171
Adjustments to reconcile net income to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	15,524
Interest earned on investments held in Trust Account	(8,692,532)	(3,654,638)
Change in fair value of over-allotment option liability	—	(306,504)
Compensation expense	53,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(40,071)	(12,902)
Prepaid insurance	104,890	(169,864)
Deferred legal fees	1,907,059	158,001
Accrued expenses	(36,709)	40,355
Net cash used in operating activities	(988,431)	(446,857)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(201,000,000)
Net cash used in investing activities	—	(201,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	198,300,000
Proceeds from sale of private placement Units	—	4,550,000
Underwriters’ reimbursement	—	170,000
Advance from related party	275,000	—
Proceeds from promissory note - related party	—	124,239
Repayment of promissory note - related party	—	(124,239)
Payment of offering costs	(85,000)	(753,781)
Net cash provided by financing activities	190,000	202,266,219
Net Change in Cash	(798,431)	819,362
Cash – Beginning of period	819,362	—
Cash – End of period	$20,931	$819,362
Noncash investing and financing activities:
Offering costs included in accrued offering costs	$—	$85,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$9,476
Deferred underwriting fee payable	$—	$10,300,000
Deferred legal fee payable	$—	$322,177
Forfeiture of Founder Shares	$—	$75

The accompanying notes are an integral part of these financial statements.

SILVERBOX CORP IV

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from April 16, 2024 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

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

In conjunction with the proposed Business Combination, on August 6, 2025, the Company entered into an engagement letter with Santander US Capital Markets LLC to provide capital markets advisory services pursuant to which up to $10.3 million total fees will become due and payable upon the successful completion of the proposed Business Combination. Subsequently, on August 28, 2025, SilverBox and Santander entered into an amendment of the Underwriting Agreement, pursuant to which the total amount of deferred underwriting fees were reduced from $10.3 million to $6.03 million, which is the total amount owed to Santander at the time of Closing.

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had $20,931 in cash and a working capital deficit of $139,768.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of December 31, 2025, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Additionally, if a Business Combination is not consummated by the end of the Combination Period, currently August 19, 2026, there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company’s liquidity condition and mandatory liquidation within one year of the issuance of these financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

The Company’s liquidity condition and mandatory liquidation within one year raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $20,931 and $819,362 in cash and no cash equivalents as of December 31, 2025 and 2024, respectively.

Investments Held in Trust Account

As of December 31, 2025 and 2024, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company’s investments are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on investments held in Trust Account in the statements of operations. As of December 31, 2025 and 2024, the Company did not withdraw any interest earned on the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to its short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the option was not exercised at the Initial Public Offering. However, the underwriters elected not to exercise the over-allotment option and the option expired, effective September 30, 2024, and the over-allotment option liability was derecognized.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at December 31, 2025 and 2024, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets. As of December 31, 2025 and 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$200,000,000
Less:
Proceeds allocated to public warrants	(286,667)
Proceeds allocated to the over-allotment option	(306,504)
Class A ordinary shares issuance costs	(12,935,919)
Plus:
Accretion of carrying value to redemption value	18,183,728
Class A ordinary shares subject to possible redemption, December 31, 2024	204,654,638
Plus:
Accretion of carrying value to redemption value	8,692,532
Class A ordinary shares subject to possible redemption, December 31, 2025	$213,347,170

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 6,818,333 Class A ordinary shares in the aggregate. For the year ended December 31, 2025 and for the period from April 16, 2024 (inception) through December 31, 2024, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

			For the Period from April 16,
	For the Year Ended		2024 (Inception)
	December 31,		Through December 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$4,593,180	$1,122,752	$2,371,420	$1,111,751
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,455,000	5,000,000	10,582,896	4,961,390
Basic and diluted net income per ordinary share	$0.22	$0.22	$0.22	$0.22

Share-Based Compensation

The value of services received from officers and directors in exchange for an award of an equity instrument is measured based on the grant-date fair value of the award. The Company evaluates all share-based compensation under ASC 718, “Compensation – Stock Compensation” (“ASC 718”). All share-based compensation agreements are evaluated to determine if any service conditions exist to further determine if the share-based compensation results in a recordable event, disclosure or both.

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors (including consideration of the market price) and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares (as defined in Note 4) held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 trading day period starting on the trading day following the effective date of the registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per-share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Redemption of Public Warrants

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the private placement warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the 30-day redemption period; and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders, provided that a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-trading day measurement period.

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

Founder Shares

On April 18, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.007 per share, to cover certain of the Company’s expenses, for which the Company issued 3,450,000 founder shares (the “Founder Shares”) to the Sponsor. In May 2024, the Company effected a share split for which an additional 2,300,000 Class B ordinary shares were issued and the Sponsor now holds 5,750,000 Founder Shares. All share and per-share data is retrospectively presented. Up to 750,000 of the Founder Shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. As of September 30, 2024, the underwriters have elected not to exercise the over-allotment option and the option expired, and the 750,000 Founder Shares were forfeited, resulting in the Sponsor holding an aggregate of 5,000,000 Founder Shares.

Subject to each Sponsor Non-Managing Member purchasing, through the Sponsor, the Private Placement Units allocated to it in connection with the closing of the Initial Public Offering, the Sponsor will issue non-managing membership interests at a nominal purchase price to the Sponsor Non-Managing Members reflecting interests in an aggregate of 2,800,000 Founder Shares held by the Sponsor.

On July 25, 2025, the Sponsor transferred 10,000 Class A Units to an individual in consideration for their agreement to serve as a director of the Special Purpose Acquisition Company (“SPAC”). The transferred units represent an indirect interest in 10,000 Founder Shares. The transfer was made in accordance with the terms of the Company’s operating agreement. The share transfer was analyzed, and management determined the share-based payment was within scope of ASC 718 and the transfer should be recorded at fair value as compensation expense within the accompanying statements of operations. The fair value of the Founder Shares as of July 25, 2025, was determined to be $5.30 per share for an aggregate amount of $53,000.

The Founder Shares were valued using a Monte Carlo model and the following table presents the quantitative information regarding market assumptions in the valuation of the Founder Shares:

July 25, 2025
Underlying share price	$10.66
Risk-free rate	3.91%
Volatility	8.7%
Term	5.39
Implied market adjustment	49.7%
Fair value per Founder Share	$5.30

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

Advance from Related Party

On August 26, 2025, the Company received an advance of $275,000 from the Sponsor under the terms of the SPAC Loans, as defined in the Business Combination Agreement. This advance was provided to fund operating and de-SPAC transaction expenses, including SEC registration fees and other related costs, and is expected to be repaid upon the closing of the business combination transaction. As of December 31, 2025 and 2024, $275,000 and $0 were advanced by the Sponsor, respectively.

Administrative Support Agreement

The Company entered into an agreement, commencing on August 15, 2024, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $15,000 per month for office space, secretarial, administrative and shared personnel support services. For the year ended December 31, 2025, the Company incurred and paid of $180,000 for these services. For the period from April 16, 2024 (inception) through December 31, 2024, there was $67,500 incurred and accrued under the Administrative Support Agreement.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per units. The units and the underlying securities would be identical to the Private Placement Units. As of December 31, 2025 and 2024, there were no amounts outstanding under the Working Capital Loans.

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

On August 6, 2025, the Company engaged Santander US Capital Markets LLC (“Santander”) to act as the Company’s equity capital markets advisor with respects to the transaction between the Company and Parataxis. Subject to the closing of the transaction between the Company and Parataxis (the “transaction”), Santander will be entitled to a transaction fee in the amount of $10,300,000 and will be in lieu of the deferred underwriting fee. Additionally, Santander may seek reimbursements up to $75,000, which are payable at the completion or termination of the transaction. Subsequently, on August 28, SilverBox and Santander entered into an amendment of the Underwriting Agreement, pursuant to which the total amount of deferred underwriting fees were reduced from $10.3 million to $6.03 million, which is the total amount owed to Santander at the time of Closing. This amendment is contingent on the closing of the Business Combination.

Deferred Legal Fees

As of December 31, 2025 and 2024, the Company had a total of $2,387,237 and $480,178, respectively, of deferred legal fees, of which $322,178 is related to the Initial Public Offering, to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is classified as a non-current liability in the accompanying balance sheets as of December 31, 2025 and 2024.

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2025 and 2024, there are 455,000 Class A ordinary shares issued and outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

At December 31, 2025, assets held in the Trust Account were comprised of $103 in cash and $213,347,067 in a U.S. Treasury bill. At December 31, 2024, assets held in the Trust Account were comprised of $634 in cash and $204,654,004 in U.S. Treasury bills. During the period from April 16, 2024 (inception) through December 31, 2025, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
	Level	2025	2024
Assets:
Investments held in Trust Account	1	$213,347,067	$204,654,004

The fair value of Public Warrants was determined using a Monte Carlo model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, included in net income or loss and total assets, which include the following:

	For the Year	For the Period from
	Ended	April 16, 2024 (Inception)
	December 31, 2025	Through December 31, 2024
General and administrative expenses	$2,923,600	$477,971
Interest earned on investments held in Trust Account	$8,692,532	$3,654,638

	December 31,	December 31,
	2025	2024
Cash	$20,931	$819,362
Investments held in Trust Account	$213,347,170	$204,654,638

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

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