Form 10-Q
period 2026-03-31
SilverBox Corp IV
filed 2026-05-15
CIK 2015947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 15, 2026, there were 20,455,000 Class A ordinary shares, $0.0001 par value and 5,000,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SILVERBOX CORP IV

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SILVERBOX CORP IV

CONDENSED BALANCE SHEETS

	March 31,
	2026	December 31,
	(unaudited)	2025
Assets
Current assets
Cash	$2,372	$20,931
Short-term prepaid insurance	38,751	64,974
Prepaid expenses	67,083	52,973
Total current assets	108,206	138,878
Investments held in Trust Account	215,217,195	213,347,170
Total Assets	$215,325,401	$213,486,048
Liabilities and Shareholders’ Deficit
Current liabilities
Accrued expenses	$60,246	$3,646
Advance from related party	390,000	275,000
Total current liabilities	450,246	278,646
Deferred legal fees	2,680,330	2,387,237
Deferred underwriting fee	10,300,000	10,300,000
Total Liabilities	13,430,576	12,965,883
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption; 20,000,000 shares at redemption value of $10.76 and $10.67 per share as of March 31, 2026 and December 31, 2025, respectively	215,217,195	213,347,170
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 455,000 issued and outstanding (excluding 20,000,000 subject to possible redemption) as of March 31, 2026 and December 31, 2025	46	46
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	500	500
Additional paid-in capital	—	—
Accumulated deficit	(13,322,916)	(12,827,551)
Total Shareholders’ Deficit	(13,322,370)	(12,827,005)
Total Liabilities and Shareholders’ Deficit	$215,325,401	$213,486,048

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31, 2026	March 31, 2025
General and administrative expenses	$495,365	$184,633
Loss from operations	(495,365)	(184,633)
Other income:
Interest earned on investments held in Trust Account	1,870,025	2,115,427
Total other income, net	1,870,025	2,115,427
Net income	$1,374,660	$1,930,794

Basic and diluted weighted average shares outstanding, redeemable and non-redeemable Class A ordinary shares	20,455,000	20,455,000
Basic and diluted net income per share, redeemable and non-redeemable Class A ordinary shares	$0.05	$0.08

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,000,000	5,000,000
Basic and diluted net income per share, Class B ordinary shares	$0.05	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP IV

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	455,000	$46	5,000,000	$500	$—	$(12,827,551)	(12,827,005)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,870,025)	(1,870,025)
Net income	—	—	—	—	—	1,374,660	1,374,660
Balance – March 31, 2026	455,000	$46	5,000,000	$500	$—	$(13,322,916)	$(13,322,370)

FOR THE THREE MONTHS ENDED MARCH 31, 2025
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	455,000	$46	5,000,000	$500	$—	$(9,903,951)	$(9,903,405)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,115,427)	(2,115,427)
Net income	—	—	—	—	—	1,930,794	1,930,794
Balance – March 31, 2025	455,000	$46	5,000,000	$500	$—	$(10,088,584)	$(10,088,038)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP IV

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities:
Net income	$1,374,660	$1,930,794
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,870,025)	(2,115,427)
Changes in operating assets and liabilities:
Prepaid expenses	(14,110)	(63,344)
Prepaid insurance	26,223	26,223
Deferred legal fees	293,093	28,969
Accrued expenses	56,600	(5,246)
Net cash used in operating activities	(133,559)	(198,031)
Cash Flows from Financing Activities:
Advance from related party	115,000	—
Net cash provided by financing activities	115,000	—
Net Change in Cash	(18,559)	(198,031)
Cash – Beginning of year	20,931	819,362
Cash – End of period	$2,372	$621,331

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from April 16, 2024 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2026

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

MARCH 31, 2026

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

In conjunction with the proposed Business Combination, on August 6, 2025, the Company entered into an engagement letter with Santander US Capital Markets LLC to provide capital markets advisory services pursuant to which up to $10.3 million total fees will become due and payable upon the successful completion of the proposed Business Combination. Subsequently, on August 28, 2025, SilverBox and Santander entered into an amendment of the Underwriting Agreement, pursuant to which the total amount of deferred underwriting fees were reduced from $10.3 million to $6.03 million, which is the total amount owed to Santander at the time of closing of the proposed Business Combination.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had $2,372 in cash and a working capital deficit of $342,040.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of March 31, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

The Company’s liquidity condition and mandatory liquidation within one year raises substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 19, 2026. The interim results for the three months ended March 31, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,372 and $20,931 in cash and no cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of March 31, 2026, substantially all the assets held in the Trust Account were held in money market funds that invest in U.S. Treasury Bills. As of December 31, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company’s investments are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on investments held in Trust Account in the unaudited condensed statements of operations. As of March 31, 2026 and December 31, 2025, the Company did not withdraw any interest earned on the Trust Account.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the condensed balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and was accounted for as a liability pursuant to ASC 480 since the option was not exercised at the Initial Public Offering. However, the underwriters elected not to exercise the over-allotment option and the option expired, effective September 30, 2024, and the over-allotment option liability was derecognized.

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

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes’’ (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, January 1, 2025	$204,654,638
Plus:
Accretion of carrying value to redemption value	8,692,532
Class A ordinary shares subject to possible redemption, December 31, 2025	213,347,170
Plus:
Accretion of carrying value to redemption value	1,870,025
Class A ordinary shares subject to possible redemption, March 31, 2026	$215,217,195

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each condensed balance sheet date thereafter. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at its assigned fair value.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 6,818,333 Class A ordinary shares in the aggregate. For the three months ended March 31, 2026 and 2025, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2026		2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,104,642	$270,018	$1,551,538	$379,256
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,455,000	5,000,000	20,455,000	5,000,000
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.08	$0.08

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the unaudited condensed financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

MARCH 31, 2026

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

MARCH 31, 2026

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

Advance from Related Party

On March 10, 2026 and August 26, 2025, the Company received an aggregate advance of $115,000 and $275,000, respectively, from the Sponsor under the terms of the SPAC Loans, as defined in the Business Combination Agreement. This advance was provided to fund operating and de-SPAC transaction expenses, including SEC registration fees and other related costs, and is expected to be repaid upon the closing of the proposed Business Combination. As of March 31, 2026 and December 31, 2025, $390,000 and $275,000, respectively, were advanced by the Sponsor.

Administrative Support Agreement

The Company entered into an agreement, commencing on August 15, 2024, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $15,000 per month for office space, secretarial, administrative and shared personnel support services. For the three months ended March 31, 2026 and 2025, the Company incurred $45,000 for these services, of which $30,000 was paid and $15,000 is accrued and included in accrued expenses on the condensed balance sheets.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per units. The units and the underlying securities would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

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

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

On August 6, 2025, the Company engaged Santander US Capital Markets LLC (“Santander”) to act as the Company’s equity capital markets advisor with respects to the transaction between the Company and Parataxis. Subject to the closing of the proposed Business Combination between the Company and Parataxis, Santander will be entitled to a transaction fee in the amount of $10,300,000 and will be in lieu of the deferred underwriting fee. Additionally, Santander may seek reimbursements up to $75,000, which are payable at the completion or termination of the proposed Business Combination. Subsequently, on August 28, SilverBox and Santander entered into an amendment of the Underwriting Agreement, pursuant to which the total amount of deferred underwriting fees were reduced from $10.3 million to $6.03 million, which is the total amount owed to Santander at the time of closing of the proposed Business Combination.

Deferred Legal Fees

As of March 31, 2026 and December 31, 2025, the Company had a total of $2,680,330 and $2,387,237, respectively, of deferred legal fees, of which $322,178 is related to the Initial Public Offering, to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is classified as a non-current liability in the accompanying condensed balance sheets as of March 31, 2026 and December 31, 2025.

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2026 and December 31, 2025, there are 455,000 Class A ordinary shares issued and outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 5,000,000 Class B ordinary shares issued and outstanding.

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

MARCH 31, 2026

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

At March 31, 2026, assets held in the Trust Account were comprised of $215,217,195 in money market funds. At December 31, 2025, assets held in the Trust Account were comprised of $103 in cash and $213,347,067 in a U.S. Treasury bill. During the period from April 16, 2024 (inception) through March 31, 2026, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$215,217,195	$213,347,067

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

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, included in net income or loss and total assets, which include the following:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025
General and administrative expenses	$495,365	$184,633
Interest earned on investments held in Trust Account	$1,870,025	$2,115,427

	March 31,	December 31,
	2026	2025
Cash	$2,372	$20,931
Investments held in Trust Account	$215,217,195	$213,347,170

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the unaudited condensed statements of operations and described within their respective disclosures.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to SilverBox Corp IV. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SilverBox Sponsor IV LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 16, 2024 (inception) through March 31, 2026 were organizational activities and those activities necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income $1,374,660, which consisted of interest earned on investments held in the Trust Account of $1,870,025, partially offset by general and administrative costs of $495,365.

For the three months ended March 31, 2025, we had a net income $1,930,794, which consisted of interest earned on investments held in Trust Account of $2,115,427, partially offset by general and administrative costs of $184,633.

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

For the three months ended March 31, 2026, cash used in operating activities was $133,559. Net income of $1,374,660 was affected by interest earned on investments held in the Trust Account of $1,870,025. Changes in operating assets and liabilities used $361,806 of cash for operating activities.

For the three months ended March 31, 2025, cash used in operating activities was $198,031. Net income of $1,930,794 was affected by interest earned on investments held in the Trust Account of $2,115,427. Changes in operating assets and liabilities used $13,398 of cash for operating activities.

As of March 31, 2026, we had investments held in the Trust Account of $215,217,195 (including approximately $14,217,195 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $2,372. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of March 31, 2026, we may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Additionally, if a Business Combination is not consummated by the end of the Combination Period, currently August 19, 2026, there will be a mandatory liquidation and our subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Combination Period. Our liquidity condition and mandatory liquidation within one year of the issuance of these unaudited condensed financial statements raise substantial doubt about our ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that we will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor a total of $15,000 per month for office space, secretarial, administrative and shared personnel support services.

The underwriters were entitled to a cash underwriting discount of $1,700,000 or 0.85% of the gross proceeds of the units sold in the Initial Public Offering, which was paid on August 19, 2024. Additionally, the underwriters are entitled to a deferred underwriting discount of 5.15% of the gross proceeds of the Initial Public Offering held in the Trust Account, $10,300,000 in the aggregate upon the completion of our initial Business Combination subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates but have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

Warrant Instruments

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each condensed balance sheet date thereafter. Accordingly, we evaluated and classified the warrant instruments under equity treatment at its assigned fair value. Fair value of public warrants at issuance amounted to $286,667.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed on March 19, 2026 with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
+

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

SILVERBOX CORP IV

Date: May 15, 2026	By:	/s/ Stephen Kadenacy
	Name:	Stephen Kadenacy
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Daniel E. Esters
	Name:	Daniel E. Esters
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)