Form 10-Q
period 2026-06-30
SilverBox Corp IV
filed 2026-08-12
CIK 2015947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 12, 2026, there were 6,422,333 Class A ordinary shares, $0.0001 par value and 1 Class B ordinary share, $0.0001 par value, issued and outstanding.

SILVERBOX CORP IV

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SILVERBOX CORP IV

CONDENSED BALANCE SHEETS

	June 30,
	2026	December 31,
	(unaudited)	2025
Assets
Current assets
Cash	$15,104	$20,931
Short-term prepaid insurance	12,529	64,974
Prepaid expenses	44,784	52,973
Total current assets	72,417	138,878
Investments held in Trust Account	217,134,228	213,347,170
Total Assets	$217,206,645	$213,486,048
Liabilities and Shareholders’ Deficit
Current liabilities
Accrued expenses	$49,550	$3,646
Advances from related party	520,000	275,000
Total current liabilities	569,550	278,646
Deferred legal fees	2,787,193	2,387,237
Deferred underwriting fee	10,300,000	10,300,000
Total Liabilities	13,656,743	12,965,883
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption; 20,000,000 shares at redemption value of $10.86 and $10.67 per share as of June 30, 2026 and December 31, 2025, respectively	217,134,228	213,347,170
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 455,000 issued and outstanding (excluding 20,000,000 subject to possible redemption) as of June 30, 2026 and December 31, 2025	46	46
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	500	500
Additional paid-in capital	—	—
Accumulated deficit	(13,584,872)	(12,827,551)
Total Shareholders’ Deficit	(13,584,326)	(12,827,005)
Total Liabilities and Shareholders’ Deficit	$217,206,645	$213,486,048

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
General and administrative expenses	$261,956	$720,310	$757,321	$904,943
Loss from operations	(261,956)	(720,310)	(757,321)	(904,943)
Other income:
Interest earned on investments held in Trust Account	1,917,033	2,182,900	3,787,058	4,298,327
Total other income,	1,917,033	2,182,900	3,787,058	4,298,327
Net income	$1,655,077	$1,462,590	$3,029,737	$3,393,384

Basic and diluted weighted average shares outstanding, redeemable and non-redeemable Class A ordinary shares	20,455,000	20,455,000	20,455,000	20,455,000
Basic and diluted net income per share, redeemable and non-redeemable Class A ordinary shares	$0.07	$0.06	$0.12	$0.13

Basic and diluted weighted average shares outstanding, Class B ordinary shares	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net income per share, Class B ordinary shares	$0.07	$0.06	$0.12	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP IV

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	455,000	$46	5,000,000	$500	$—	$(12,827,551)	$(12,827,005)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,870,025)	(1,870,025)
Net income	—	—	—	—	—	1,374,660	1,374,660
Balance – March 31, 2026	455,000	46	5,000,000	500	—	(13,322,916)	(13,322,370)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,917,033)	(1,917,033)
Net income	—	—	—	—	—	1,655,077	1,655,077
Balance – June 30, 2026	455,000	$46	5,000,000	$500	$—	$(13,584,872)	$(13,584,326)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	455,000	$46	5,000,000	$500	$—	$(9,903,951)	$(9,903,405)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,115,427)	(2,115,427)
Net income	—	—	—	—	—	1,930,794	1,930,794
Balance – March 31, 2025	455,000	46	5,000,000	500	—	(10,088,584)	(10,088,038)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,182,900)	(2,182,900)
Net income	—	—	—	—	—	1,462,590	1,462,590
Balance – June 30, 2025	455,000	$46	5,000,000	$500	$—	$(10,808,894)	$(10,808,348)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP IV

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$3,029,737	$3,393,384
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(3,787,058)	(4,298,327)
Changes in operating assets and liabilities:
Prepaid expenses	8,189	(107,071)
Prepaid insurance	52,445	52,445
Deferred legal fees	399,956	495,483
Accrued expenses	45,904	9,090
Net cash used in operating activities	(250,827)	(454,996)
Cash Flows from Financing Activities:
Advances from related party	245,000	—
Payments of deferred offering costs	—	(85,000)
Net cash provided (used in) by financing activities	245,000	(85,000)
Net Change in Cash	(5,827)	(539,996)
Cash – Beginning of period	20,931	819,362
Cash – End of period	$15,104	$279,366

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from April 16, 2024 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is SilverBox Sponsor IV LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 15, 2024. On August 19, 2024, the Company consummated the Initial Public Offering of 20,000,000 units at $10.00 per unit (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units being offered, the “Public Shares”), which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 455,000 units (the “Private Placement Units”), at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $4,550,000, which is described in Note 4.

Transaction costs amounted to $13,340,434, consisting of $1,700,000 of cash underwriting fee, $10,300,000 of deferred underwriting fee, $170,000 of expense reimbursement from the underwriters, and $1,170,434 of other offering costs.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

On August 4, 2026, the parties to the Business Combination Agreement entered into the Second Amendment to the Business Combination Agreement (the “Second Amendment”), which amends the Business Combination Agreement to extend the outside date from August 6, 2026 to December 31, 2026. The Second Amendment also provides that, if the Company seeks and receives an extension of the deadline by which it must consummate its initial Business Combination, the Company and Parataxis may each, by written notice, further extend the outside date by a period equal to the shorter of (i) the period ending on the last day of such extension and (ii) such period as mutually agreed upon by the parties.

In conjunction with the proposed Business Combination, on August 6, 2025, the Company entered into an engagement letter with Santander US Capital Markets LLC to provide capital markets advisory services pursuant to which up to $10.3 million total fees will become due and payable upon the successful completion of the proposed Business Combination. Subsequently, on August 28, 2025, SilverBox and Santander entered into an amendment of the Underwriting Agreement, pursuant to which the total amount of deferred underwriting fees was reduced from $10.3 million to $6.03 million, which is the total amount owed to Santander at the time of closing of the proposed Business Combination.

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had $15,104 in cash and a working capital deficit of $497,133.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Additionally, if a Business Combination is not consummated by the end of the Combination Period, currently April 15, 2027 (see Note 9), there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company’s liquidity condition and mandatory liquidation within one year of the issuance of these unaudited condensed financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 19, 2026. The interim results for the three and six months ended June 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments not held in Trust with an original maturity of three months or less when purchased to be cash equivalents. The Company had $15,104 and $20,931 in cash and no cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of June 30, 2026, substantially all the assets held in the Trust Account were held in money market funds that invest in U.S. Treasury Bills. As of December 31, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company’s investments are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on investments held in Trust Account in the unaudited condensed statements of operations. As of June 30, 2026 and December 31, 2025, the Company did not withdraw any interest earned on the Trust Account.

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

JUNE 30, 2026

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

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, January 1, 2025	$204,654,638
Plus:
Accretion of carrying value to redemption value	8,692,532
Class A ordinary shares subject to possible redemption, December 31, 2025	213,347,170
Plus:
Accretion of carrying value to redemption value	1,870,025
Class A ordinary shares subject to possible redemption, March 31, 2026	215,217,195
Plus:
Accretion of carrying value to redemption value	1,917,033
Class A ordinary shares subject to possible redemption, June 30, 2026	$217,134,228

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 6,818,333 Class A ordinary shares in the aggregate. For the three and six months ended June 30, 2026 and 2025, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,329,978	$325,099	$1,175,301	$287,289	$2,434,621	$595,116	$2,726,838	$666,546
Denominator:
Basic and diluted weighted average ordinary shares outstanding	20,455,000	5,000,000	20,455,000	5,000,000	20,455,000	5,000,000	20,455,000	5,000,000
Basic and diluted net income per ordinary share	$0.07	$0.07	$0.06	$0.06	$0.12	$0.12	$0.13	$0.13

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

JUNE 30, 2026

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

The Company will not be obligated to deliver any shares of ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the ordinary shares underlying the warrants is then effective and a prospectus is current. No warrant will be exercisable, and the Company will not be obligated to issue ordinary shares upon exercise of a warrant unless ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant.

In the event that a registration statement is not effective for the exercised warrants within specified time periods after the closing of the initial Business Combination, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of ordinary shares underlying such unit.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Founder Shares

On April 18, 2024, the Sponsor made a capital contribution of $25,000, or approximately $0.007 per share, to cover certain of the Company’s expenses, for which the Company issued 3,450,000 founder shares (the “Founder Shares”) to the Sponsor. In May 2024, the Company effected a share split for which an additional 2,300,000 Class B ordinary shares were issued, and the Sponsor now holds 5,750,000 Founder Shares. All share and per-share data is retrospectively presented. Up to 750,000 of the Founder Shares may be surrendered by the Sponsor for no consideration depending on the extent to which the underwriters’ over-allotment is exercised. As of September 30, 2024, the underwriters have elected not to exercise the over-allotment option and the option expired, and the 750,000 Founder Shares were forfeited, resulting in the Sponsor holding an aggregate of 5,000,000 Founder Shares.

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

Advances from Related Party

During the three and six months ended June 30, 2026 and year ended December 31, 2025, the Company received aggregate advances of $115,000, $245,000 and $275,000, respectively, from the Sponsor under the terms of the SPAC Loans, as defined in the Business Combination Agreement. These advances were provided to fund operating and de-SPAC transaction expenses, including SEC registration fees and other related costs, and are expected to be repaid upon the closing of the proposed Business Combination. As of June 30, 2026 and December 31, 2025, $520,000 and $275,000, respectively, were advanced by the Sponsor.

Administrative Support Agreement

The Company entered into an agreement, commencing on August 15, 2024, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $15,000 per month for office space, secretarial, administrative and shared personnel support services. For the three and six months ended June 30, 2026, the Company incurred fees of $45,000 and $90,000, respectively, of which $75,000 was paid and $15,000 was accrued and included in accrued expenses on the condensed balance sheets. As of June 30, 2026 and December 31, 2025, the Company accrued $15,000 and $0 in administrative fees, respectively.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per units. The units and the underlying securities would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

NOTE 5. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from each of the ongoing Russia-Ukraine, Israel-Hamas and United States – Iran conflicts, as well as recent developments to U.S. tariff policies. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

JUNE 30, 2026

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

Deferred Legal Fees

As of June 30, 2026 and December 31, 2025, the Company had a total of $2,787,193 and $2,387,237, respectively, of deferred legal fees, of which $322,178 is related to the Initial Public Offering, to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is classified as a non-current liability in the accompanying condensed balance sheets as of June 30, 2026 and December 31, 2025.

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2026 and December 31, 2025, there are 455,000 Class A ordinary shares issued and outstanding, excluding 20,000,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 5,000,000 Class B ordinary shares issued and outstanding.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

At June 30, 2026, assets held in the Trust Account were comprised of $217,134,228 in money market funds. At December 31, 2025, assets held in the Trust Account were comprised of $103 in cash and $213,347,067 in a U.S. Treasury bill. During the period from April 16, 2024 (inception) through June 30, 2026, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$217,134,228	$213,347,067

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

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

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$261,956	$720,310	$757,321	$904,943
Interest earned on investments held in Trust Account	$1,917,033	$2,182,900	$3,787,058	$4,298,327

	June 30,	December 31,
	2026	2025
Cash	$15,104	$20,931
Investments held in Trust Account	$217,134,228	$213,347,170

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

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Extraordinary General Meeting and Approval of Extension

On August 11, 2026, the Company convened an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) at which shareholders were asked to vote on, among other things, (i) a proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate a business combination from August 19, 2026 to April 15, 2027 (the “Extension Amendment Proposal”), and (ii) a proposal to eliminate the limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934) of less than $5,000,001 (the “Redemption Limitation Amendment Proposal”). At the Extraordinary General Meeting, holders of 21,395,701 of the Company’s ordinary shares, representing approximately 84.05% of the ordinary shares outstanding and entitled to vote as of the record date, were represented in person or by proxy, constituting a quorum for the transaction of business at such meeting. The Company’s shareholders approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, with each proposal receiving 18,578,574 votes in favor, 2,817,127 votes against and no abstentions. As there were sufficient votes to approve the Extension Amendment Proposal and the Redemption Limitation Proposal, the Adjournment Proposal was not presented to shareholders. In connection with the vote to approve the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, holders of approximately 19.0 million Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.85 per share, for an aggregate redemption amount of approximately $206.6 million, leaving approximately $10.5 million in the Trust Account.

Amendment to Amended and Restated Memorandum and Articles of Association

As the shareholders of the Company approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Extraordinary General Meeting, on August 11, 2026, the Company filed the amendments to the Company’s amended and restated memorandum and articles of association with the Registrar of Companies of the Cayman Islands, effective August 11, 2026.

Conversion of Founder Shares

On August 12, 2026, the Sponsor, holding all of the issued and outstanding Class B ordinary shares, elected to convert all of their Class B ordinary shares into Class A ordinary shares, par value $0.0001 per share, of the Company, on a one-for-one basis, in accordance with the Company’s amended and restated memorandum and articles of association (the “Conversion”). As a result, 4,999,999 Class B ordinary shares were cancelled and 4,999,999 Class A ordinary shares were issued to the Sponsor. The Sponsor agreed that all of the terms and conditions applicable to the Class B ordinary shares set forth in the Letter Agreement, dated August 15, 2024, by and among the Company, the Sponsor and the Company’s officers and directors, including the voting agreement, transfer restrictions and the waiver of any right, title, interest or claim in or to any monies held in the trust account, shall continue to apply to the Class A ordinary shares into which the Founder Shares were converted. Following the Conversion, the Company had approximately 6,422,333 Class A ordinary shares issued and outstanding and one Class B ordinary share issued and outstanding.

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

Recent Developments

Parataxis Business Combination

On August 6, 2025, we, Parataxis Holdings Inc., a Delaware corporation (“Pubco”), PTX Merger Sub I Inc., a Delaware corporation and a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), PTX Merger Sub II LLC, a Delaware limited liability company and a wholly-owned subsidiary of Pubco (“Parataxis Merger Sub”), Parataxis Holdings LLC, a Delaware limited liability company (“Parataxis”), the Sponsor, solely for certain limited purposes as representative of the Company shareholders, and Edward Chin, solely for certain limited purposes as representative of the members of Parataxis, entered into a business combination agreement (the “Business Combination Agreement”).

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, (a) SPAC Merger Sub will merge with and into our company, with our company continuing as the surviving company (the “SPAC Merger”), and with each of our shareholders receiving one share of Pubco Class A common stock (“Pubco Class A Stock”) for each SPAC Class A Ordinary Share held by such shareholder in accordance with the terms of the Business Combination Agreement and (b) Parataxis Merger Sub will merge with and into Parataxis, with Parataxis continuing as the surviving entity (the “Parataxis Merger”, and together with the SPAC Merger, the “Mergers”), and with members of Parataxis receiving shares of Pubco Class A Stock (other than certain members of Parataxis who will receive shares of Pubco Class C common stock (“Pubco Class C Stock”)) in exchange for their units in Parataxis in accordance with the terms of the Business Combination Agreement. As a result of the Mergers, SPAC and Parataxis will become wholly owned subsidiaries of Pubco, and Pubco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable law. Prior to the SPAC Merger, we will de-register from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and into the State of Delaware so as to re-domicile as and become a Delaware corporation.

On August 4, 2026, the parties to the Business Combination Agreement entered into the Second Amendment to the Business Combination Agreement (the “Second Amendment”), which amends the Business Combination Agreement to extend the outside date from August 6, 2026 to December 31, 2026. The Second Amendment also provides that, if we seek and receive an extension of the deadline by which it must consummate our initial Business Combination, our company and Parataxis may each, by written notice, further extend the outside date by a period equal to the shorter of (i) the period ending on the last day of such extension and (ii) such period as mutually agreed upon by the parties.

Extraordinary General Meeting and Approval of Extension

On August 11, 2026, we convened an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) at which shareholders were asked to vote on, among other things, (i) a proposal to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate a business combination from August 19, 2026 to April 15, 2027 (the “Extension Amendment Proposal”), and (ii) a proposal to eliminate the limitation that we may not redeem Public Shares to the extent that such redemption would result in our having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934) of less than $5,000,001 (the “Redemption Limitation Amendment Proposal”). At the Extraordinary General Meeting, holders of 21,395,701 of our ordinary shares, representing approximately 84.05% of the ordinary shares outstanding and entitled to vote as of the record date, were represented in person or by proxy, constituting a quorum for the transaction of business at such meeting. Our shareholders approved the Extension Amendment Proposal which received 18,578,574 votes in favor, 2,817,127 votes against and no abstentions. Our shareholders also approved the Redemption Limitation Amendment Proposal which received 18,867,120 votes in favor, 2,528,581 votes against and no abstentions. As there were sufficient votes to approve the Extension Amendment Proposal and the Redemption Limitation Proposal, the Adjournment Proposal was not presented to shareholders. In connection with the vote to approve the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, holders of approximately 19.0 million Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.85 per share, based on the amount in the Trust Account as of June 30, 2026, for an aggregate redemption amount of approximately $206.6 million, leaving approximately $10.5 million in the Trust Account.

Amendment to Amended and Restated Memorandum and Articles of Association

As the shareholders of our company approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Extraordinary General Meeting, on August 11, 2026, we filed the amendments to the our amended and restated memorandum and articles of association with the Registrar of Companies of the Cayman Islands, effective August 11, 2026.

Conversion of Founder Shares

On August 12, 2026, the Sponsor, holding all of the issued and outstanding Class B ordinary shares, elected to convert all of their Class B ordinary shares into Class A ordinary shares, par value $0.0001 per share, of our company, on a one-for-one basis, in accordance with the amended and restated memorandum and articles of association of our company (the “Conversion”). As a result, 4,999,999 Class B ordinary shares were cancelled and 4,999,999 Class A ordinary shares were issued to the Sponsor. The Sponsor agreed that all of the terms and conditions applicable to the Class B ordinary shares set forth in the Letter Agreement, dated August 15, 2024, by and among we, the Sponsor and our officers and directors (the “Letter Agreement”), including the voting agreement, transfer restrictions and the waiver of any right, title, interest or claim in or to any monies held in the trust account, shall continue to apply to the Class A ordinary shares into which the Founder Shares were converted. Following the Conversion, we had approximately 6,422,333 Class A ordinary shares issued and outstanding and one Class B ordinary share issued and outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 16, 2024 (inception) through June 30, 2026 were organizational activities and those activities necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income $1,655,077, which consisted of interest earned on investments held in the Trust Account of $1,917,033, partially offset by general and administrative costs of $261,956.

For the three months ended June 30, 2025, we had a net income $1,462,590, which consisted of interest earned on investments held in Trust Account of $2,182,900, offset by general and administrative costs of $720,310.

For the six months ended June 30, 2026, we had a net income $3,029,737, which consisted of interest earned on investments held in Trust Account of $3,787,058, partially offset by general and administrative costs of $757,321.

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

For the six months ended June 30, 2026, cash used in operating activities was $250,827. Net income of $3,029,737 was affected by interest earned on investments held in the Trust Account of $3,787,058. Changes in operating assets and liabilities provided $506,494 of cash for operating activities.

For the six months ended June 30, 2025, cash used in operating activities was $454,996. Net income of $3,393,384 was affected by interest earned on investments held in the Trust Account of $4,298,327. Changes in operating assets and liabilities provided $449,947 of cash for operating activities.

As of June 30, 2026, we had investments held in the Trust Account of $217,134,228 (including approximately $16,134,228 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $15,104. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of June 30, 2026, we may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Additionally, if a Business Combination is not consummated by the end of the Combination Period, currently April 15, 2027, there will be a mandatory liquidation and our subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Combination Period. Our liquidity condition and mandatory liquidation within one year of the issuance of these unaudited condensed financial statements raise substantial doubt about our ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that we will be able to consummate any Business Combination by the end of the Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1*	Amendment to the Amended and Restated Memorandum and Articles of Association of SilverBox Corp IV.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
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

SILVERBOX CORP IV

Date: August 12, 2026	By:	/s/ Stephen Kadenacy
	Name:	Stephen Kadenacy
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Daniel E. Esters
	Name:	Daniel E. Esters
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)