Form 10-Q
period 2026-09-30
SilverBox Corp IV
filed 2026-11-13
CIK 2015947

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

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

(512) 575-3637

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	SBXUF	OTC Basic Market
Class A ordinary shares, par value $0.0001 per share	SBXDF	OTC Basic Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	SBXWF	OTC Basic Market

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

As of November 13, 2026, there were 6,422,333 Class A ordinary shares, $0.0001 par value and 1 Class B ordinary share, $0.0001 par value, issued and outstanding.

SILVERBOX CORP IV

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SILVERBOX CORP IV

CONDENSED BALANCE SHEETS

	September 30,
	2026	December 31,
	(unaudited)	2025
Assets
Current assets
Cash	$9,567	$20,931
Prepaid insurance	29,736	64,974
Prepaid expenses	28,620	52,973
Total current assets	67,923	138,878
Investments held in Trust Account	10,640,121	213,347,170
Total Assets	$10,708,044	$213,486,048
Liabilities and Shareholders’ Deficit
Current liabilities
Accrued expenses	$47,176	$3,646
Advances from related party	730,000	275,000
Total current liabilities	777,176	278,646
Deferred legal fees	2,943,321	2,387,237
Deferred underwriting fee	10,300,000	10,300,000
Total Liabilities	14,020,497	12,965,883
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption; 967,334 and 20,000,000 shares at redemption value of $11.00 and $10.67 per share as of September 30, 2026 and December 31, 2025, respectively	10,640,121	213,347,170
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,454,999 and 455,000 shares issued and outstanding (excluding 967,334 and 20,000,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	546	46
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 and 5,000,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	500
Additional paid-in capital	—	—
Accumulated deficit	(13,953,120)	(12,827,551)
Total Shareholders’ Deficit	(13,952,574)	(12,827,005)
Total Liabilities and Shareholders’ Deficit	$10,708,044	$213,486,048

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP IV

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
General and administrative expenses	$368,248	$1,564,598	$1,125,569	$2,469,541
Compensation expense	—	53,000	—	53,000
Loss from operations	(368,248)	(1,617,598)	(1,125,569)	(2,522,541)
Other income:
Interest earned on investments held in Trust Account	978,242	2,255,300	4,765,300	6,553,627
Total other income	978,242	2,255,300	4,765,300	6,553,627
Net income	$609,994	$637,702	$3,639,731	$4,031,086

Basic and diluted weighted average shares outstanding, redeemable and non-redeemable Class A ordinary shares	12,689,798	20,455,000	17,857,083	20,455,000
Basic and diluted net income per share, redeemable and non-redeemable Class A ordinary shares	$0.04	$0.03	$0.17	$0.16

Basic and diluted weighted average shares outstanding, Class B ordinary shares	2,307,693	5,000,000	4,099,265	5,000,000
Basic and diluted net income per share, Class B ordinary shares	$0.04	$0.03	$0.17	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP IV

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2026	455,000	$46	5,000,000	$500	$—	$(12,827,551)	$(12,827,005)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,870,025)	(1,870,025)
Net income	—	—	—	—	—	1,374,660	1,374,660
Balance – March 31, 2026	455,000	46	5,000,000	500	—	(13,322,916)	(13,322,370)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,917,033)	(1,917,033)
Net income	—	—	—	—	—	1,655,077	1,655,077
Balance – June 30, 2026	455,000	46	5,000,000	500	—	(13,584,872)	(13,584,326)
Conversion of Class B ordinary shares to Class A ordinary shares	4,999,999	500	(4,999,999)	(500)	—	—	—
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(978,242)	(978,242)
Net income	—	—	—	—	—	609,994	609,994
Balance – September 30, 2026	5,454,999	$546	1	$—	$—	$(13,953,120)	$(13,952,574)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	455,000	$46	5,000,000	$500	$—	$(9,903,951)	$(9,903,405)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,115,427)	(2,115,427)
Net income	—	—	—	—	—	1,930,794	1,930,794
Balance – March 31, 2025	455,000	46	5,000,000	500	—	(10,088,584)	(10,088,038)
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	(2,182,900)	(2,182,900)
Net income	—	—	—	—	—	1,462,590	1,462,590
Balance – June 30, 2025	455,000	46	5,000,000	500	—	(10,808,894)	(10,808,348)
Fair value of Founder Shares transferred to director	—	—	—	—	53,000	—	53,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(53,000)	(2,202,300)	(2,255,300)
Net income	—	—	—	—	—	637,702	637,702
Balance – September 30, 2025	455,000	$46	5,000,000	$500	$—	$(12,373,492)	$(12,372,946)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP IV

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$3,639,731	$4,031,086
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(4,765,300)	(6,553,627)
Compensation expense	—	53,000
Changes in operating assets and liabilities:
Prepaid expenses	24,353	(65,898)
Prepaid insurance	35,238	78,668
Deferred legal fees	556,084	1,623,877
Accrued expenses	43,530	(20,799)
Net cash used in operating activities	(466,364)	(853,693)
Cash Flows from Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	207,472,349	—
Net cash provided by investing activities	207,472,349	—
Cash Flows from Financing Activities:
Advances from related party	455,000	175,000
Redemption of Class A ordinary shares	(207,472,349)	—
Payments of deferred offering costs	—	(85,000)
Net cash (used in) provided by financing activities	(207,017,349)	90,000
Net Change in Cash	(11,364)	(763,693)
Cash – Beginning of period	20,931	819,362
Cash – End of period	$9,567	$55,669

Noncash financing activities:
Conversion of Class B ordinary shares to Class A ordinary shares	$500	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

SilverBox Corp IV (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on April 16, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from April 16, 2024 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is SilverBox Sponsor IV LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 15, 2024. On August 19, 2024, the Company consummated the Initial Public Offering of 20,000,000 units at $10.00 per unit (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 455,000 units (the “Private Placement Units”), at a price of $10.00 per Private Placement Unit in a private placement to the Sponsor, generating gross proceeds of $4,550,000, which is described in Note 4.

Transaction costs amounted to $13,000,434, consisting of $1,700,000 of cash underwriting fee, $10,300,000 of deferred underwriting fee, and $1,170,434 of other offering costs, offset by $170,000 of expense reimbursement from the underwriters.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding any deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Following the closing of the Initial Public Offering, on August 19, 2024, an amount of $201,000,000 ($10.05 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Units was placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company as described below, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of (1) the Company’s completion of an initial Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not consummate the initial Business Combination within the Completion Period (as defined below) from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the Company’s Public Shares if the Company has not completed an initial Business Combination within the Completion Period, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the Company’s public shareholders.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have until April 15, 2027 (as extended by the Company’s shareholders at the Extraordinary General Meeting held on August 11, 2026, as described below) to complete the initial Business Combination (the “Combination Period”). However, if the Company has not completed the initial Business Combination within the Combination Period or the Company does not otherwise seek shareholder approval to amend the amended and restated memorandum and articles of association to further extend the time to complete the initial Business Combination, the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but no more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, divided by the number of the outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, directors and officers have entered into a letter agreement with the Company, pursuant to which they have agreed to (1) waive their redemption rights with respect to any Founder Shares (as defined in Note 4) and any Public Shares held by them in connection with the completion of the initial Business Combination; (2) waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not consummate its initial Business Combination within the Combination Window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; (3) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete its initial Business Combination within the Combination Window (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Period) and (4) vote their Founder Shares and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934 would not be voted in favor of approving the Business Combination transaction).

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Company’s securities were previously listed on the New York Stock Exchange (“NYSE”). On September 25, 2026, the Company received a written notice (the “Notice”) from the staff of NYSE Regulation (the “Staff”) of the NYSE indicating that the Staff had determined to commence proceedings to delist the Company’s securities. The Notice indicated that the Staff reached its decision to delist the Company’s securities pursuant to Section 802.01B of the NYSE’s Listed Company Manual because the Staff determined that the Company had fallen below the NYSE’s continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly-held shares over a consecutive 30 trading day period of at least $40,000,000.

Effective as of September 28, 2026, the Company’s units, Class A ordinary shares and warrants are being quoted and traded on the OTCID, which is operated by the OTC Markets, under the ticker symbols “SBXUF,” “SBXDF” and “SBXWF,” respectively, which are new ticker symbols as a result of the transition to the OTC Markets.

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

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

further extend the outside date by a period equal to the shorter of (i) the period ending on the last day of such extension and (ii) such period as mutually agreed upon by the parties.

In conjunction with the proposed Business Combination, on August 6, 2025, the Company entered into an engagement letter with Santander US Capital Markets LLC (“Santander”) to provide capital markets advisory services pursuant to which up to $10.3 million total fees will become due and payable upon the successful completion of the proposed Business Combination. Subsequently, on August 28, 2025, SilverBox and Santander entered into an amendment of the Underwriting Agreement, pursuant to which the total amount of deferred underwriting fees was reduced from $10.3 million to $6.03 million, which is the total amount owed to Santander at the time of closing of the proposed Business Combination. This is conditioned on the closing of the business combination with Parataxis, which has not closed as of September 30, 2026.

Extraordinary General Meeting and Approval of Extension

On August 11, 2026, the Company convened an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) at which shareholders were asked to vote on, among other things, (i) a proposal to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate a business combination from August 19, 2026 to April 15, 2027 (the “Extension Amendment” and such proposal, the “Extension Amendment Proposal”), and (ii) a proposal to eliminate the limitation that the Company may not redeem Public Shares to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934) of less than $5,000,001 (the “Redemption Limitation Amendment” and such proposal, the “Redemption Limitation Amendment Proposal”). At the Extraordinary General Meeting, holders of 21,395,701 of the Company’s ordinary shares, representing approximately 84.05% of the ordinary shares outstanding and entitled to vote as of the record date, were represented in person or by proxy, constituting a quorum for the transaction of business at such meeting. The Company’s shareholders approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, with each proposal receiving 18,578,574 votes in favor, 2,817,127 votes against and no abstentions. As there were sufficient votes to approve the Extension Amendment Proposal and the Redemption Limitation Proposal, the Adjournment Proposal was not presented to shareholders. In connection with the vote to approve the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, holders of 19,032,666 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.90 per share, for an aggregate redemption amount of $207,472,349, which was paid from the Trust Account. Following the redemptions, 967,334 Public Shares remain outstanding.

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

Conversion of Founder Shares

On August 12, 2026, the Sponsor, holding all of the issued and outstanding Class B ordinary shares, elected to convert 4,999,999 of its Class B ordinary shares into Class A ordinary shares, par value $0.0001 per share, of the Company, on a one-for-one basis, in accordance with the Company’s amended and restated memorandum and articles of association (the “Conversion”). As a result, 4,999,999 Class B ordinary shares were cancelled and 4,999,999 Class A ordinary shares were issued to the Sponsor. The Sponsor agreed that all of the terms and conditions applicable to the Class B ordinary shares set forth in the Letter Agreement, dated August 15, 2024, by and among the Company, the Sponsor and the Company’s officers and directors, including the voting agreement, transfer restrictions and the waiver of any right, title, interest or claim in or to any monies held in the trust account, shall continue to apply to the Class A ordinary shares into which the Founder Shares were converted. Following the Conversion, the Company had 6,422,333 Class A ordinary shares issued and outstanding (including 967,334 Public Shares subject to possible redemption) and one Class B ordinary share issued and outstanding.

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had $9,567 in cash and a working capital deficit of $709,253.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2026, the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Additionally, if a Business Combination is not consummated by the end of the Combination Period, currently April 15, 2027 (see above), there will be a mandatory liquidation and subsequent dissolution of the Company. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company’s liquidity condition and mandatory liquidation within one year of the issuance of these unaudited condensed financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

The Company’s liquidity condition and mandatory liquidation within one year raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed financial statements are issued. Management plans to address this uncertainty through a Business Combination. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 19, 2026. The interim results for the three and nine months ended September 30, 2026 and 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments not held in Trust with an original maturity of three months or less when purchased to be cash equivalents. The Company had $9,567 and $20,931 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of September 30, 2026, substantially all the assets held in the Trust Account were held in money market funds that invest in U.S. Treasury Bills. As of December 31, 2025, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills. The Company’s investments are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of marketable securities held in the Trust Account are included in interest earned on investments held in Trust Account in the unaudited condensed statements of operations. Other than the withdrawal in connection with the redemption of Public Shares described in Note 1, as of September 30, 2026 and December 31, 2025, the Company did not withdraw any interest earned on the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit as Public and Private Placement Warrants and after management’s evaluation they were accounted for under equity treatment.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent deficit as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, at September 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption, January 1, 2025	$204,654,638
Plus:
Accretion of carrying value to redemption value	8,692,532
Class A ordinary shares subject to possible redemption, December 31, 2025	213,347,170
Plus:
Accretion of carrying value to redemption value	1,870,025
Class A ordinary shares subject to possible redemption, March 31, 2026	215,217,195
Plus:
Accretion of carrying value to redemption value	1,917,033
Class A ordinary shares subject to possible redemption, June 30, 2026	217,134,228
Less:
Redemption of Class A ordinary shares	(207,472,349)
Plus:
Accretion of carrying value to redemption value	978,242
Class A ordinary shares subject to possible redemption, September 30, 2026	$10,640,121

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Intitial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 6,818,333 Class A ordinary shares in the aggregate. For the three and nine months ended September 30, 2026 and 2025, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$516,133	$93,861	$512,441	$125,261	$2,960,191	$679,540	$3,239,280	$791,806
Denominator:
Basic and diluted weighted average ordinary shares outstanding	12,689,798	2,307,693	20,455,000	5,000,000	17,857,083	4,099,265	20,455,000	5,000,000
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.03	$0.03	$0.17	$0.17	$0.16	$0.16

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

SEPTEMBER 30, 2026

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

The Company will not be obligated to deliver any shares of ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the ordinary shares underlying the warrants is then effective and a prospectus is current. No warrant will be exercisable, and the Company will not be obligated to issue ordinary shares upon exercise of a warrant unless ordinary shares issuable upon such warrant exercise have been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant.

In the event that a registration statement is not effective for the exercised warrants within specified time periods after the closing of the initial Business Combination, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of ordinary shares underlying such unit.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

SEPTEMBER 30, 2026

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

Advances from Related Party

During the three and nine months ended September 30, 2026 and year ended December 31, 2025, the Company received aggregate advances of $210,000, $455,000 and $275,000, respectively, from the Sponsor under the terms of the SPAC Loans, as defined in the Business Combination Agreement. These advances were provided to fund operating and de-SPAC transaction expenses, including SEC registration fees and other related costs, and are expected to be repaid upon the closing of the proposed Business Combination. As of September 30, 2026 and December 31, 2025, $730,000 and $275,000, respectively, were advanced by the Sponsor.

Administrative Support Agreement

The Company entered into an agreement, commencing on August 15, 2024, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $15,000 per month for office space, secretarial, administrative and shared personnel support services. For the three and nine months ended September 30, 2026, the Company incurred fees of $45,000 and $135,000, respectively. As of September 30, 2026 and December 31, 2025, the Company had no accrued administrative fees.

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

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

SEPTEMBER 30, 2026

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

On August 6, 2025, the Company engaged Santander to act as the Company’s equity capital markets advisor with respect to the transaction between the Company and Parataxis. Subject to the closing of the proposed Business Combination between the Company and Parataxis, Santander will be entitled to a transaction fee in the amount of $10,300,000 and will be in lieu of the deferred underwriting fee. Additionally, Santander may seek reimbursements up to $75,000, which are payable at the completion or termination of the proposed Business Combination. Subsequently, on August 28, 2025, the Company and Santander entered into an amendment of the Underwriting Agreement, pursuant to which the total amount of deferred underwriting fees was reduced from $10.3 million to $6.03 million, which is the total amount owed to Santander at the time of closing of the proposed Business Combination.

Deferred Legal Fees

As of September 30, 2026 and December 31, 2025, the Company had a total of $2,943,321 and $2,387,237, respectively, of deferred legal fees, of which $322,178 is related to the Initial Public Offering, to be paid to the Company’s legal advisors upon consummation of the Business Combination, which is classified as a non-current liability in the accompanying condensed balance sheets as of September 30, 2026 and December 31, 2025.

NOTE 6. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2026 and December 31, 2025, there were 5,454,999 and 455,000 Class A ordinary shares issued and outstanding, excluding 967,334 and 20,000,000 Class A ordinary shares subject to possible redemption, respectively.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 1 and 5,000,000 Class B ordinary shares issued and outstanding, respectively. On August 12, 2026, the Sponsor converted 4,999,999 Class B ordinary shares into Class A ordinary shares on a one-for-one basis (see Note 1).

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Class B ordinary shares will automatically convert into Class A ordinary shares upon the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A ordinary shares outstanding after such conversion, including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis. On August 12, 2026, the Sponsor, holding all of the issued and outstanding Class B ordinary shares, elected to convert all of their Class B ordinary shares into Class A ordinary shares, par value $0.0001 per share, of the Company, on a one-for-one basis, in accordance with the amended and restated memorandum and articles of association of the Company (the “Conversion”). As a result, 4,999,999 Class B ordinary shares were cancelled and 4,999,999 Class A ordinary shares were issued to the Sponsor.

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

At September 30, 2026, assets held in the Trust Account were comprised of $10,640,121 in money market funds. At December 31, 2025, assets held in the Trust Account were comprised of $103 in cash and $213,347,067 in a U.S. Treasury bill. During the period from April 16, 2024 (inception) through September 30, 2026, other than in connection with the redemption of Public Shares described in Note 1, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$10,640,121	$213,347,170

SILVERBOX CORP IV

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(Unaudited)

NOTE 8. SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
General and administrative expenses	$368,248	$1,564,598	$1,125,569	$2,469,541
Interest earned on investments held in Trust Account	$978,242	$2,255,300	$4,765,300	$6,553,627

	September 30,	December 31,
	2026	2025
Cash	$9,567	$20,931
Investments held in Trust Account	$10,640,121	$213,347,170

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

Extraordinary General Meeting and Approval of Extension

On August 11, 2026, we convened an extraordinary general meeting of shareholders (the “Extraordinary General Meeting”) at which shareholders were asked to vote on, among other things, (i) a proposal to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate a business combination from August 19, 2026 to April 15, 2027 (the “Extension Amendment” and such proposal, the “Extension Amendment Proposal”), and (ii) a proposal to eliminate the limitation that we may not redeem Public Shares to the extent that such redemption would result in our having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934) of less than $5,000,001 (the “Redemption Limitation Amendment” and such proposal, the “Redemption Limitation Amendment Proposal”). At the Extraordinary General Meeting, holders of 21,395,701 of our ordinary shares, representing approximately 84.05% of the ordinary shares outstanding and entitled to vote as of the record date, were represented in person or by proxy, constituting a quorum for the transaction of business at such meeting. Our shareholders approved the Extension Amendment Proposal which received 18,578,574 votes in favor, 2,817,127 votes against and no abstentions. Our shareholders also approved the Redemption Limitation Amendment Proposal which received 18,578,574 votes in favor, 2,817,127 votes against and no abstentions. As there were sufficient votes to approve the Extension Amendment Proposal and the Redemption Limitation Proposal, the Adjournment Proposal was not presented to shareholders. In connection with the vote to approve the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, holders of 19,032,666 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.90 per share, for an aggregate redemption amount of $207,472,349, which was paid from the Trust Account.

Amendment to Amended and Restated Memorandum and Articles of Association

As the shareholders of our company approved the Extension Amendment Proposal and the Redemption Limitation Amendment Proposal at the Extraordinary General Meeting, on August 11, 2026, we filed the amendments to our amended and restated memorandum and articles of association with the Registrar of Companies of the Cayman Islands, effective August 11, 2026.

Conversion of Founder Shares

On August 12, 2026, the Sponsor, holding all of the issued and outstanding Class B ordinary shares, elected to convert 4,999,999 of its Class B ordinary shares into Class A ordinary shares, par value $0.0001 per share, of our company, on a one-for-one basis, in accordance with the amended and restated memorandum and articles of association of our company (the “Conversion”). As a result, 4,999,999 Class B ordinary shares were cancelled and 4,999,999 Class A ordinary shares were issued to the Sponsor. The Sponsor agreed that all of the terms and conditions applicable to the Class B ordinary shares set forth in the Letter Agreement, dated August 15, 2024, by and among we, the Sponsor and our officers and directors (the “Letter Agreement”), including the voting agreement, transfer restrictions and the waiver of any right, title, interest or claim in or to any monies held in the trust account, shall continue to apply to the Class A ordinary shares into which the Founder Shares were converted. Following the Conversion, we had approximately 6,422,333 Class A ordinary shares issued and outstanding and one Class B ordinary share issued and outstanding.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from April 16, 2024 (inception) through September 30, 2026 were organizational activities and those activities necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income $609,994, which consisted of interest earned on investments held in the Trust Account of $978,242, partially offset by general and administrative costs of $368,248.

For the three months ended September 30, 2025, we had a net income $637,702, which consisted of interest earned on investments held in Trust Account of $2,255,300, offset by general and administrative costs of $1,564,598 and compensation expense of $53,000.

For the nine months ended September 30, 2026, we had a net income $3,639,731, which consisted of interest earned on investments held in Trust Account of $4,765,300, partially offset by general and administrative costs of $1,125,569.

For the nine months ended September 30, 2025, we had a net income $4,031,086, which consisted of interest earned on investments held in Trust Account of $6,553,627, offset by general and administrative costs of $2,469,541 and compensation expense of $53,000.

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

For the nine months ended September 30, 2026, cash used in operating activities was $466,364. Net income of $3,639,731 was affected by interest earned on investments held in the Trust Account of $4,765,300. Changes in operating assets and liabilities provided $684,699 of cash for operating activities.

For the nine months ended September 30, 2025, cash used in operating activities was $853,693. Net income of $4,031,086 was affected by interest earned on investments held in the Trust Account of $6,553,627 and compensation expense of $53,000. Changes in operating assets and liabilities provided $1,615,848 of cash for operating activities.

For the nine months ended September 30, 2026, cash provided by investing activities was $207,472,349, consisting of cash withdrawn from the Trust Account in connection with the redemption of Public Shares, and cash used in financing activities was $207,017,349, consisting of the redemption of Public Shares of $207,472,349, partially offset by advances from related party of $455,000.

As of September 30, 2026, we had investments held in the Trust Account of $10,640,121 consisting of money market funds that invest in U.S. Treasury Bills. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $9,567. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40, “Going Concern,” as of September 30, 2026, we may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed on March 19, 2026 with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC except as set forth below;

There are no assurances that the Extension Amendment and the Redemption Limitation Amendment will enable us to complete a Business Combination.

Although the Extension Amendment and the Redemption Limitation Amendment were approved, we can provide no assurances that an initial business combination will be consummated prior to April 15, 2027. In connection with the approval of the Extension Amendment and the Redemption Amendment, approximately 19,032,666, or 95.2%, in total, of the originally outstanding Public Shares were redeemed for cash, leaving only 967,334 Public Shares outstanding. The extent of these redemptions and any additional redemptions in connection with a future shareholder vote on our proposed Business Combination may have a material adverse effect upon our ability to close that Business Combination and the ability of Pubco to operate following the Business Combination if it cannot secure additional financing.

We can give no assurance that holders of Public Shares will not exercise their right of redemption in connection with the shareholder vote on our proposed Business Combination. Because of the significant number of public shareholders that have exercised their right to redeem as of the date of this Quarterly Report, the funds in the trust account have been reduced significantly, from $201.0 million initially following the IPO to approximately $10.6 million as of September 30, 2026.

Our ability to successfully consummate the proposed Business Combination may be jeopardized by the significant additional redemptions that we may face. Under our agreement with Santander, the amount of the fees payable to them in connection with the proposed Business Combination will not be adjusted for any shares that are redeemed in connection with such Business Combination, and the amount of such fees will not be available for us to use as consideration in such Business Combination.

Due to potential additional redemptions, there may not be sufficient funds in the Trust Account to enable us to consummate the proposed Business Combination. Pubco may not, following the closing, have sufficient funds to finance its operations without additional debt or equity funding for any significant period, failing which the company may not be able to continue in business. As a result of additional potential redemptions, the public market value initial listing requirement of a national securities exchange may not be met, Pubco may not qualify to list on a national securities exchange, and the proposed Business Combination may not be consummated.

We have been delisted from the New York Stock Exchange, and there is a limited trading volume for our securities on the OTC Markets.

Our securities were previously listed on the New York Stock Exchange (“NYSE”). As previously reported, on September 25, 2026, we received a written notice (the “Notice”) from the staff of NYSE Regulation (the “Staff”) of the NYSE indicating that the Staff had determined to commence proceedings to delist the Company’s securities. The Notice indicated that the Staff reached its decision to delist the Company’s securities pursuant to Section 802.01B of the NYSE’s Listed Company Manual because the Staff determined that the Company had fallen below the NYSE’s continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly-held shares over a consecutive 30 trading day period of at least $40,000,000.

Effective as of September 28, 2026, our units, Class A ordinary shares and warrants are being quoted and traded on the OTCID, which is operated by the OTC Markets, under the ticker symbols “SBXUF,” “SBXDF” and “SBXWF,” respectively, which are new ticker symbols as a result of the transition to the OTC Markets. As a result, there is a limited trading volume for our securities. Relatively small trades of our securities may have a significant impact on the price of our securities and, therefore, may contribute to the price volatility of our securities. Because of limited trading volume in our securities and the price volatility of our securities, our existing investors may be unable to sell their securities when they desire or at the price they desire. The inability to sell their securities in a declining market because of such illiquidity or at a price they desire may substantially increase our investors’ risk of loss.

The delisting of our securities from the NYSE may have an adverse effect on institutional investor interest in holding or acquiring our securities and otherwise reduce the number of investors willing to hold or acquire our securities. This could negatively affect our ability to raise capital necessary to consummate our initial business combination.

Other material adverse effects we may face as a result of the delisting of our securities from the NYSE include:

●	a limited availability of market quotations for our securities;
●	a determination that our Public Shares are a “penny stock,” which will require brokers trading in such shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, now that we are not currently listed on the NYSE, our securities do not qualify as covered securities under such statute and we are subject to regulation in each state in which we offer our securities.

The common stock of Pubco being listed on a national securities exchange is a condition to the closing of the proposed Business Combination. Since we do not currently meet the listing standards of the NYSE, it may be difficult for us to meet, at the closing of the proposed Business Combination, the minimum initial listing standards of a national securities exchange, and we cannot assure you that the newly listed shares of Pubco will be listed on a national securities exchange. As such, our delisting from the NYSE presents a material risk to the closing of the proposed Business Combination. If one or more closing conditions are not satisfied or waived, the proposed Business Combination will not occur, or will be delayed pending the waiver of such closing conditions, and such delay may cause us to lose some or all of the intended benefits of the proposed Business Combination.

In addition, if we do not complete the proposed Business Combination, the delisting may make us less attractive as a business combination partner for other potential target companies, as many targets seek to combine with entities that offer immediate access to a national securities exchange. This could materially impair our ability to complete a Business Combination with other business combination partners within the required timeframe, potentially subjecting us to dissolution and the return of funds held in trust to our public shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1

Amendment to the Amended and Restated Memorandum and Articles of Association of SilverBox Corp IV (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, filed with the SEC on August 12, 2026).

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

SILVERBOX CORP IV

Date: November 13, 2026	By:	/s/ Stephen Kadenacy
	Name:	Stephen Kadenacy
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Daniel E. Esters
	Name:	Daniel E. Esters
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)